Form 10-Q
period 2026-03-31
Ionetix Corp / DE /
filed 2026-05-20
CIK 2108121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-56821

IONETIX CORPORATION

(Formerly JDEV Acquisition Corp., a Nevada corporation)

(Exact name of registrant as specified in its charter)

Delaware	41-2828779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3130 Sovereign Drive, Lansing, MI 48911
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (517) 252-4069

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 20, 2026, there were 105,421,312 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

On April 9, 2026, subsequent to the fiscal quarter ended March 31, 2026, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, JDEV Acquisition Corp., a Nevada corporation that is our predecessor (“JDEV”), consummated the previously announced transactions contemplated by the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among JDEV, JDEV Merger Subsidiary, a Delaware corporation and wholly owned subsidiary of JDEV (“Merger Sub”), and Ionetix Corporation, a Delaware corporation (“Ionetix”). The Merger Agreement provided for the acquisition of Ionetix by the registrant pursuant to the merger of Merger Sub with and into Ionetix (the “Merger”), with Ionetix continuing as the surviving corporation and a wholly owned subsidiary of the registrant.

In connection with the closing of the Merger, the registrant changed its name from JDEV Acquisition Corp. to Ionetix Corporation. Unless stated otherwise, this Report contains information about JDEV before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Report refer to JDEV before the consummation of the Business Combination or Ionetix Corporation after the Business Combination, as the context suggests.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Merger, which, as discussed above, occurred subsequent to the period covered hereunder.

i

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Ionetix Corporation (fka JDEV Acquisition Corp.)

CONDENSED BALANCE SHEETS

As of March 31, 2026 (Unaudited) and December 31, 2025

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash	$10,229	$25,490
Total current assets	10,229	25,490
Total Assets	$10,229	$25,490

Liabilities
Promissory Note Payable to Related Parties	$25,000	$25,000
Accrued Interest Payable	377	69
Total current liabilities	25,377	25,069
Total Liabilities	$25,377	$25,069

Stockholders’ (Deficit) Equity
Common Stock, $0.0001 par value, 200,000,000 shares authorized; 5,500,000 shares issued and outstanding	$550	$550
Accumulated Deficit	(15,698)	(129)
Total Stockholders’ (Deficit) Equity	$(15,148)	$421
Total Liabilities and Stockholders’ (Deficit) Equity	$10,229	$25,490

The accompanying notes are an integral part of these condensed unaudited financial statements.

Ionetix Corporation (fka JDEV Acquisition Corp.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended
March 31, 2026
Revenue
Total Revenue	$-

Operating Expenses
Professional Services	$11,597
Filing Fees	3,569
Bank Fees Expense	95
Total Operating Expenses	15,261

Other Income (Expense)
Interest Expense	$(308)
Total Other Income (Expense)	(308)

Net Loss	$(15,569)

Per Share Data
Weighted average number of common shares outstanding (basic and diluted)	5,500,000
Basic and diluted loss per share	$(0.00)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Ionetix Corporation (fka JDEV Acquisition Corp.)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Period from December 31, 2025 through March 31, 2026 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2025 (Audited)	5,500,000	550	-	(129)	421
Net loss for the three months ended March 31, 2026	-	-	-	(15,569)	(15,569)
Balance at March 31, 2026 (Unaudited)	5,500,000	550	-	(15,698)	(15,148)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Ionetix Corporation (fka JDEV Acquisition Corp.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended
March 31, 2026
Cash Flows from Operating Activities
Net Loss	$(15,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accrued interest payable	308
Net cash used in operating activities	(15,261)

Cash Flows from Investing Activities
Net cash used in investing activities	-

Cash Flows from Financing Activities
Proceeds from promissory notes	$-
Proceeds from issuance of common stock	-
Net cash provided by financing activities	-

Net Change in Cash	(15,261)
Cash, Beginning of Period	$25,490
Cash, End of Period	$10,229

Supplemental Disclosure of Non-Cash Activities:
Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

Ionetix Corporation (fka JDEV Acquisition Corp.)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

March 31, 2026

Note 1. Nature of Operations

Ionetix Corporation, a Delaware corporation (formerly known as JDEV Acquisition Corp., the “Company”), was originally incorporated as JDEV Acquisition Corp. in the State of Nevada on November 26, 2025. The Company’s management has chosen December 31st for its fiscal year end.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company is not restricted to any specific business, industry or geographical location and, thus, may acquire any type of business. The Company is a “shell company” as defined in Rule 12b-2 of the Exchange Act and a “blank check company” as that term is used in Section 7(b)(3) of the Securities Act of 1933, as amended.

On February 4, 2026, the Company filed a registration statement on Form 10 with the Securities and Exchange Commission to register its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended. The registration statement became effective by lapse of time on April 5, 2026.

As of March 31, 2026, the Company had not commenced any operations and had not generated any revenue. As described in Note 8 -- Subsequent Events, on April 9, 2026, the Company completed a reverse merger transaction with Ionetix Corporation, a privately-held Delaware corporation, and concurrently changed its name to “Ionetix Corporation.” Through the balance sheet date, the Company was a blank check shell company within the meaning of Rule 12b-2 under the Exchange Act.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim financial information have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any future interim period or for the fiscal year ending December 31, 2026. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s registration statement on Form 10 for the period from inception (November 26, 2025) through December 31, 2025.

Because the Company was incorporated on November 26, 2025, there are no comparable prior-period financial statements for the three months ended March 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash is reported in the balance sheet at cost, which approximates fair value. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents; the Company held no cash equivalents at the balance sheet date. All of the Company’s cash, totaling $10,229, is held with a single financial institution.

Income Taxes

The Company adopted ASC 740, “Income Taxes,” at its inception. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 4.

Loss per Common Share

The Company adopted ASC 260, “Earnings per Share,” at its inception. Basic loss per share has been calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding for the period. The Company has no potentially dilutive securities outstanding as of March 31, 2026; accordingly, basic and diluted loss per share are equal for all periods presented.

The computation of basic and diluted loss per share for the periods presented is as follows:

Three Months Ended March 31, 2026

Net loss attributable to common stockholders	$(15,569)

Weighted average common shares outstanding -- basic and diluted	5,500,000
Basic and diluted loss per share	$(0.00)

The Company is the legal acquirer in the reverse merger described in Note 8. Upon the closing of the Merger on April 9, 2026, all outstanding options to purchase shares of Ionetix common stock and all outstanding warrants to purchase shares of Ionetix common or preferred stock were assumed by the Company and converted into options to purchase 6,935,626 shares and warrants to purchase 8,152,333 shares, respectively, of the Company’s common stock. Such securities were not outstanding as of March 31, 2026 and accordingly were not considered in the diluted loss per share computation for any period presented.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Liquidity and Going Concern

The accompanying condensed unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2026, the Company is a blank check shell company that has not commenced operations or generated any revenue since inception. The Company has incurred cumulative losses from inception of $15,698, has working capital deficiency of $(15,148), stockholders’ deficit of $(15,148), and cash of $10,229. Net cash used in operating activities for the three months ended March 31, 2026 was $(15,261). Due to the Company’s status as a blank check shell company without revenue-generating operations, combined with its limited liquidity, management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued.

Management’s plan to alleviate this substantial doubt has included obtaining additional financing through related-party advances and consummating a business combination with an operating company. On April 9, 2026, after the balance sheet date, the Company completed the reverse merger transaction with Ionetix Corporation described in Note 8 -- Subsequent Events. Concurrent with the closing of that transaction, the Company sold 10,777,268 shares of common stock in a private placement at $3 per share, for aggregate gross proceeds of approximately $32.3 million. Although these transactions have occurred subsequent to the balance sheet date, no adjustment has been recognized to these condensed unaudited financial statements. The accompanying condensed unaudited financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 3. Capital Stock

Common Stock

As of March 31, 2026 and December 31, 2025, the Company had 200,000,000 shares of common stock, par value of $0.0001, authorized and 5,500,000 shares issued and outstanding. There were no issuances of common stock, stock splits, repurchases, or other equity transactions during the three months ended March 31, 2026.

Voting Rights and Dividends

Holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future. The holders of common stock do not have cumulative voting rights or preemptive rights.

Note 4. Income Taxes

The Company has incurred net operating losses since inception. As of March 31, 2026, the Company has approximately $15,698 in gross net operating loss (“NOL”) carry-forwards available to offset future taxable income, subject to the change in ownership provisions under Internal Revenue Code (“IRC”) Section 382. Under current U.S. federal income tax law, NOLs generated after December 31, 2017 generally do not expire but may be used only to offset 80% of taxable income in any future year. Utilization of the NOL carry-forwards may also be subject to annual limitations imposed by IRC Section 382 following any ownership changes.

In accordance with ASC 740-10, the Company evaluates the realizability of its deferred tax assets each reporting period and records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the realizability of deferred tax assets, the Company considers all available positive and negative evidence, including, among other factors: (i) the Company’s status as a blank check shell company with no commenced operations, no historical revenue, and recurring net losses since inception; (ii) the absence of any history of taxable income against which the NOL carry-forwards could be utilized; (iii) the substantial doubt about the Company’s ability to continue as a going concern described in Note 6; (iv) the lack of objectively verifiable evidence of future taxable income; and (v) the anticipated limitations on the utilization of pre-Merger NOL carry-forwards under IRC Section 382 as a result of the change of control that occurred on April 9, 2026 in connection with the reverse merger transaction described in Note 8. Based on the weight of available evidence -- which consists predominantly of negative evidence that is objectively verifiable -- management has concluded that it is not more likely than not that the deferred tax assets will be realized. Accordingly, the Company has recorded a full valuation allowance against the entirety of its gross deferred tax assets at each balance sheet date presented. The net deferred tax asset position is $0 at March 31, 2026 and December 31, 2025, and no income tax benefit has been recognized in the condensed unaudited statements of operations for the three months ended March 31, 2026.

Management will reassess the realizability of the Company’s deferred tax assets in future reporting periods. Significant positive evidence, such as a sustained pattern of profitable operations following the consummation of the Merger, may result in the partial or full release of the valuation allowance and the recognition of a corresponding income tax benefit in a future period. Any such release would be reflected as a non-cash income tax benefit in the period in which management’s assessment changes. Further, the Company’s ability to utilize NOL carry-forwards generated prior to April 9, 2026 is expected to be substantially limited under IRC Section 382 as a result of the ownership change effected by the Merger, which limitations have not yet been quantified.

As a result of the reverse merger transaction described in Note 8 -- Subsequent Events, a change of control of the Company occurred on April 9, 2026. The Company’s ability to utilize any pre-Merger NOL carry-forwards is likely to be subject to substantial limitations under IRC Section 382 following such ownership change.

The components of the Company’s net deferred tax assets are as follows:

	March 31, 2026	December 31, 2025
Net deferred tax assets -- Non-current:
Depreciation	$-	$-
Stock-based compensation	-	-
Expected income tax benefit from NOL carry-forwards	3,297	27
Less: valuation allowance	(3,297)	(27)
Deferred tax assets, net of valuation allowance	$-	$-

As of March 31, 2026, the Company has approximately $15,698 in gross NOL carry-forwards available to offset future taxable income, subject to limitations under IRC Section 382. A full valuation allowance has been recorded against the gross deferred tax asset because management believes the future realization of the related tax benefits is uncertain.

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

Three Months Ended March 31, 2026
Statutory federal income tax rate	21.0%
Valuation allowance	(21.0)%
Effective income tax rate, net	0.0%

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost. The value of this contributed office space and equipment is not material to the financial statements.

Notes Payable -- Stockholders

On December 10, 2025, the Company issued promissory notes (the “Notes”) to five stockholders of the Company, pursuant to which the Company agreed to repay the principal balance and accrued interest on the date that the Company’s common stock is listed for trading on a nationally recognized exchange in the United States. The Notes bear interest at a rate of five percent (5%) per annum, payable on the maturity date of the Notes. The Notes were outstanding throughout the three months ended March 31, 2026 and remained outstanding as of the date of this Quarterly Report on Form 10-Q.

The Notes outstanding as of March 31, 2026 and December 31, 2025 are summarized below:

	Principal	Accrued Interest at 3/31/2026	Accrued Interest at 12/31/2025	Total Carrying Amount at 3/31/2026
Chief Executive Officer	$5,000	$75	$14	$5,075
Director	5,000	75	14	5,075
Director	5,000	76	14	5,076
Other related-party stockholders	10,000	151	27	10,151
Total notes payable -- related parties	$25,000	$377	$69	$25,377

Interest expense recognized on the Notes was $308 for the three months ended March 31, 2026. The Notes are presented as a current liability on the condensed balance sheets because the listing-of-securities trigger that determines the maturity date is outside the Company’s control.

Note 6. Concentrations of Risk

The Company maintains its cash in a business checking account at Bank of America, N.A. The Federal Deposit Insurance Corporation (“FDIC”) insures deposits at this institution up to $250,000. As of March 31, 2026, the Company’s cash balance did not exceed the FDIC insured limit.

Note 7. Segment Information

The Company operates as a single reporting segment engaged in the exploration of its properties. The Chief Operating Decision Makers are the Company’s Chief Executive Officer (“CODM”) who evaluates company performance based on Net income (loss), determined in accordance with U.S. GAAP, and other non-financial measures to determine the economic viability of the Company’s exploration properties.  Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.  The CODM uses the above measures to assess profitability and guide resource allocations

The CODM conducts monthly financial reviews, focusing on operational efficiency across the Company’s operations. Investment decisions, including capital expenditures for exploration and property acquisitions, are made based on expected return on investment and regulatory considerations in the jurisdictions that the Company operates.

The following represents segment information for the Company’s single operating segment, for the periods presented:

Three Months Ended
March 31, 2026
Revenue	$-

Professional Services	11,597
Filing Fees	3,569
Bank Fees Expense	95
Other items	308

Loss	15,569

Note 8. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 20, 2026, the date the condensed unaudited financial statements were available to be issued, for items that should potentially be recognized or disclosed in the condensed unaudited financial statements. Based upon this review, except as described below and elsewhere in these notes, the Company did not identify any subsequent events that would have required adjustment of, or disclosure in, the condensed unaudited financial statements.

Redomiciliation to Delaware

On April 8, 2026, following approval by the Company’s board of directors and all of its pre-Merger (as defined below) stockholders, the Company redomiciled from the State of Nevada to the State of Delaware. On April 9, 2026, following approval by the Company’s board of directors and all of its pre-Merger stockholders, the Company filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, through which it changed its name to “Ionetix Corporation,” and the Company’s board of directors adopted Amended and Restated Bylaws.

Reverse Merger with Ionetix Corporation

On April 9, 2026 (the “Closing Date”), the Company, JDEV Merger Subsidiary, a Delaware corporation and wholly-owned subsidiary of the Company formed on April 9, 2026 (“Merger Sub”), and Ionetix Corporation, a privately-held Delaware corporation engaged in the development of proprietary superconducting cyclotron technology used to produce medical and industrial isotopes (“Ionetix”), consummated the transactions contemplated by that certain Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Ionetix (the “Merger”), with Ionetix continuing as the surviving corporation and a wholly-owned subsidiary of the Company. As a result of the Merger, the Company acquired the business of Ionetix and ceased to be a “shell company” within the meaning of Rule 12b-2 under the Exchange Act.

Pursuant to the Merger Agreement, at the effective time of the Merger, each share of Ionetix common stock and each share of each class of Ionetix preferred stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive that number of shares of the Company’s common stock equal to the number of such shares multiplied by 0.5014 (the “Conversion Ratio”). At closing, an aggregate of 90,182,873 shares of the Company’s common stock were issued to the former stockholders of Ionetix in exchange for their Ionetix common shares and Ionetix preferred shares (the “Merger Shares”). In addition, the Company assumed all outstanding options to purchase shares of Ionetix common stock (converted into options to purchase an aggregate of 6,935,626 shares of the Company’s common stock) and all outstanding warrants to purchase shares of Ionetix common or preferred stock (converted into warrants to purchase an aggregate of 8,152,333 shares of the Company’s common stock), with the number of shares and exercise price per share in each case adjusted by the Conversion Ratio. The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Private Placement Offering

Contemporaneously with the closing of the Merger, on April 9, 2026 the Company sold 10,777,268 shares of its common stock in a private placement offering (the “Offering”) at a purchase price of $3 per share, for aggregate gross proceeds of approximately $32.3 million (before deducting placement agent fees and offering expenses). The Offering was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D promulgated thereunder, and was sold solely to “accredited investors,” as defined in Regulation D. Network 1 Financial Securities, Inc. (“Network 1”) acted as placement agent in connection with the Offering, and was issued Placement Agent Warrants to purchase an aggregate of 862,183 shares of the Company’s common stock. The Company’s former Chief Executive Officer and director, Vincent LaBarbara, served as Managing Director / Investment Banking of Network 1, and certain other former stockholders of the Company were affiliated with the placement agent. See Note 5 -- Commitments and Related Party Transactions.

Termination Agreement with an Investor

In April 2026, Ionetix entered into a termination agreement with an investor pursuant to which the make-whole right and certain other investor rights and related agreements were terminated in their entirety. In connection with the termination, the Company issued 277,696 shares of common stock to the investor as consideration.

Post-Closing Capitalization

Immediately following the Merger, the Offering and the issuance of the Additional Shares, the Company had up to 105,360,141 shares of common stock issued and outstanding, comprising approximately (i) 90,182,873 Merger Shares held by former Ionetix stockholders, (ii) 10,777,268 shares held by investors in the Offering, (iii) 4,400,000 shares held by persons who held shares of the Company’s common stock prior to the Merger, and (iv) 277,696 Additional Shares issued to Lilly. The 5,500,000 shares of common stock outstanding as of March 31, 2026 were reduced to 4,400,000 shares immediately prior to the closing of the Merger as a result of share cancellations effected in connection with the Merger.

In addition, immediately following the Merger, the Company had outstanding options to purchase 6,935,626 shares of common stock, assumed warrants to purchase 8,152,333 shares of common stock and Placement Agent Warrants to purchase 862,183 shares of common stock.

Accounting Treatment

The Merger has been accounted for as a “reverse merger” or “reverse acquisition” for financial reporting purposes, with Ionetix deemed to be the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations reflected in the Company’s financial statements for periods after the closing of the Merger will be those of Ionetix and will be recorded at the historical cost basis of Ionetix. The Company’s historical financial statements presented in this Quarterly Report on Form 10-Q, including the condensed unaudited financial statements as of and for the three months ended March 31, 2026, reflect the historical operations of the Company as a blank check shell company prior to the Merger. As a result of the issuance of shares of the Company’s common stock in the Merger, a change in control of the Company occurred as of the Closing Date. The Company expects to file an amendment to its Current Report on Form 8-K initially filed on April 16, 2026 to include the required Ionetix financial statements and unaudited pro forma condensed combined financial information.

Treatment of Outstanding Stockholder Notes

As of the date of this Quarterly Report on Form 10-Q, the Company’s $25,000 aggregate principal amount of promissory notes payable to its five pre-Merger stockholders, together with accrued and unpaid interest thereon, remain outstanding. The Notes mature, by their terms, on the date that the Company’s common stock is listed for trading on a nationally recognized exchange in the United States. The Company’s common stock is not currently listed on a national securities exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed unaudited financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto included in the Company’s registration statement on Form 10 for the period from inception (November 26, 2025) through December 31, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy,” and similar expressions. These forward-looking statements are subject to risks and uncertainties that are beyond the Company’s control, including the risks discussed under the heading “Risk Factors” in the Company’s registration statement on Form 10 and in this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

The Company was incorporated in the State of Nevada on November 26, 2025 as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. As of March 31, 2026 and through the date of this Quarterly Report on Form 10-Q, the Company is a blank check shell company that has not commenced operations and has not generated any revenue.

On February 4, 2026, the Company filed a registration statement on Form 10 with the SEC to register its common stock pursuant to Section 12(g) of the Exchange Act, which became effective by lapse of time on April 5, 2026. As described in Note 8 to the condensed unaudited financial statements, on April 9, 2026, after the balance sheet date, the Company completed a reverse merger transaction with Ionetix Corporation, a privately-held Delaware corporation, and concurrently (i) redomiciled from Nevada to Delaware, (ii) changed its name to “Ionetix Corporation,” (iii) sold 10,777,268 shares of common stock in a $32.3 million private placement at $3 per share, and (iv) ceased to be a “shell company” within the meaning of Rule 12b-2 under the Exchange Act. Through the balance sheet date, the Company was a blank check shell company.

Plan of Operations

During the next 12 months, the Company anticipates incurring costs related to (i) the filing of Exchange Act reports and (ii) the post-Merger operations of the combined company. Following the closing of the Merger on April 9, 2026 and the related $32.3 million private placement offering, the Company’s historical operations as a blank check shell ceased and the Company began continuing the existing business operations of Ionetix Corporation as the acquirer for accounting purposes. See “Liquidity and Capital Resources” and Notes 6 and 8 to the condensed unaudited financial statements.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The Company was incorporated on November 26, 2025 and accordingly there is no comparable prior-period activity for the three months ended March 31, 2025.

Revenue

The Company is a blank check shell and has not generated any revenue since inception. The Company did not generate any revenue during the three months ended March 31, 2026.

Operating Expenses

Total operating expenses for the three months ended March 31, 2026 were $15,261. Operating expenses for the three months ended March 31, 2026 consisted of:

Three Months Ended March 31, 2026
Professional Services	$11,597
Filing Fees	$3,569
Bank Fees Expense	$95
Total Operating Expenses	$15,261

Professional Services represent fees for audit services performed by the Company’s independent registered public accounting firm and outside accounting consulting services. Filing Fees consist of EDGAR filing services in connection with the Company’s Form 10 registration statement and other periodic and current reports filed with the SEC, as well as state filing and registered agent fees. Bank Fees Expense consists of wire transfer fees and external transfer fees incurred in the ordinary course of operating the Company’s business checking account.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2026 consisted of $308 of interest expense recorded on the $25,000 promissory notes payable to stockholders.

Net Loss

Net loss for the three months ended March 31, 2026 was $15,569.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash of $10,229 and a working capital deficiency of $(15,148), compared to cash of $25,490 and working capital of $421 as of December 31, 2025. The Company’s only source of cash since inception has been (i) $550 in proceeds from the issuance of common stock to its founder and (ii) $25,000 in proceeds from the issuance of promissory notes to its five stockholders. The Company has not generated any cash from operations since inception.

Cash used in operating activities for the three months ended March 31, 2026 was $(15,261), reflecting the net loss for the period of $(15,569), partially offset by a $308 non-cash increase in accrued interest payable on the Company’s promissory notes. There were no investing or financing activities during the three months ended March 31, 2026.

The Company’s management and stockholders have historically indicated their intent to advance funds on behalf of the Company as needed to comply with its Exchange Act reporting requirements and to fund the consummation of a business combination; however, no formal agreements were in effect between the Company and its management or stockholders requiring them to provide any such funds. As described in Note 8 to the condensed unaudited financial statements, on April 9, 2026, after the balance sheet date, the Company received aggregate gross proceeds of approximately $32.3 million from the sale of 10,777,268 shares of its common stock in a private placement offering completed concurrently with the closing of the Merger. See Liquidity and Going Concern in Note 1.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be considered material to investors.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates these estimates on an ongoing basis. Actual results could differ from these estimates. The Company has not identified any critical accounting estimates as of March 31, 2026.

Recent Accounting Pronouncements

See Note 2 to the condensed unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer (who also serves as the Company’s principal financial officer), the Company evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2026. Based on that evaluation, the Company’s principal executive officer (who also serves as the Company’s principal financial officer) concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

In reaching this conclusion, management considered the Company’s status as a blank check company with no operating activities, the limited nature and volume of transactions occurring during the period, the direct involvement of the Company’s principal executive and financial officer in the review and approval of all material transactions, and the engagement of qualified external advisors — including the Company’s independent registered public accounting firm, outside legal counsel, and accounting advisors — to assist in the evaluation of complex or non-routine accounting matters.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may become party to various legal proceedings arising in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, the Company is not a party to any material legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item. For a discussion of risk factors affecting the Company, see the Company’s registration statement on Form 10. There have been no material changes to the risk factors disclosed in the Company’s registration statement on Form 10, except as may be implicated by the proposed business combination described in Note 8 to the condensed unaudited financial statements and in Item 2 above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ionetix Corporation (fka JDEV Acquisition Corp.)

Date: May 20, 2026

	By:	/s/ Kevin Cameron
Kevin Cameron
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Phieu Phun
Phieu Phun
Chief Financial Officer
(Principal Financial Officer)

