Form 10-Q
period 2026-09-30
Ionetix Corp / DE /
filed 2026-11-13
CIK 2108121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-56821

IONETIX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	41-2828779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3130 Sovereign Drive Lansing, Michigan 48911	(517) 252-4069
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

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

As of October 31, 2026, the registrant had 106,525,238 shares of its common stock, par value $0.0001 per share, issued and outstanding.

IONETIX CORPORATION

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions that do not relate solely to historical matters or actual results. Forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

●	our ability to achieve profitability, continue as a going concern, and sustain growth;

●	our ability to raise additional capital to fund our operations, develop our technology, and maintain sufficient liquidity, and the availability and terms of any such financing;

●	our ability to adequately control the costs associated with our operations;

●	our pursuit of emerging, highly regulated markets and our ability to commercialize our products and services at scale, including the development of sales, marketing, and distribution capabilities;

●	the competitive and rapidly evolving nature of our industry, including the risk that competing products or technologies may limit our commercial opportunities;

●	our reliance on third parties, including suppliers of specialized radioactive isotopes and other key raw materials, licensing partners, manufacturing and service providers, government entities, independent investigators, research institutions, and strategic partners, and our ability to maintain and expand such relationships;

●	the unique manufacturing, logistics, and operational challenges associated with the short half-life and time-sensitive nature of delivery of radioactive isotopes used in our business;

●	clinical trials and preclinical studies pursued by us or our pharmaceutical partners, including the cost, timing, and uncertainty of regulatory approval, and the risk that preliminary or interim data may not be predictive of final results;

●	our ability to obtain and maintain required regulatory approvals, licenses, and permits, including for companion diagnostics, imaging agents, or other enabling tools;

ii

●	the impact of current and future laws and regulations, including those related to nuclear medicine, radiopharmaceuticals, semiconductors, nuclear energy, environmental and health and safety standards, and healthcare reimbursement and reform;

●	changes to applicable policies, regulations, mandates, and funding levels of the government entities that regulate our business or with whom we do business, including the potential repayment of government grants;

●	our ability to protect, maintain, and enforce our intellectual property rights, domestically and internationally, and the scope and duration of such protection;

●	potential cybersecurity risks and information technology disruptions affecting our operational systems, infrastructure, and proprietary information, whether caused by us or third-party vendors;

●	our ability to attract, retain, and motivate key personnel, including senior management, and our management team’s ability to achieve our business objectives, including managing rapid growth and the transition to operating as a public company;

●	any acquisitions, partnerships, joint ventures, or indebtedness we may pursue or incur, and the associated risks to our operations and financial condition;

●	risks associated with operating internationally, including regulatory differences, intellectual property uncertainties, supply chain disruptions, tariffs, trade disputes, and compliance with foreign laws;

●	the impact of global macroeconomic conditions, geopolitical tensions, climate-related events, pandemics, and other disruptions on our business, supply chain, and customers;

●	product liability, litigation, and indemnification risks associated with the testing, manufacture, or use of our products or product candidates;

●	the development of an active trading market for our common stock and the potential volatility of the market price of our securities;

●	other risks and uncertainties, including those discussed under Part II, Item 1A, “Risk Factors” in this Quarterly Report.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Part II, Item 1A, “Risk Factors” in this Quarterly Report. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

You should read this Quarterly Report and the documents that we have filed with the U.S. Securities and Exchange Commission (the “SEC”) as exhibits to this Quarterly Report, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Ionetix Corporation

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Ionetix Corporation

Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash	$5,574	$279
Accounts receivable, net	1,922	1,253
Inventory, net	284	293
Prepaid expenses and other current assets	1,593	570
Total current assets	9,373	2,395
Inventory, non-current	3,117	3,096
Property and equipment, net	25,906	27,214
Leases right-of-use assets	1,134	1,431
Other non-current assets	1,118	848
Total assets	$40,648	$34,984

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$792	$6,773
Accrued expenses and other current liabilities	1,778	1,990
Short-term operating lease liabilities	382	440
Short-term debt	—	5,753
Total current liabilities	2,952	14,956
Long-term liabilities
Operating lease liabilities, non-current	759	993
Other non-current liabilities	2,334	2,601
SAFE liability	—	4,086
Total long-term liabilities	3,093	7,680
Total liabilities	$6,045	$22,636

Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $0.0001 par value; No shares authorized, issued and outstanding as of September 30, 2026; 78,739,567 shares authorized and 72,794,660 shares issued and outstanding as of December 31, 2025; aggregate liquidation preference of $0 and $167,038 as of September 30, 2026 and December 31, 2025, respectively	—	191,199
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026. No shares authorized, issued, or outstanding as of December 31, 2025.	—	—
Common stock, $0.0001 par value; 510,000,000 shares authorized and 106,313,117 shares issued and outstanding as of September 30, 2026; 110,048,016 shares authorized and 13,118,276 shares issued and outstanding as of December 31, 2025.	11	2
Additional paid-in capital	248,332	7,710
Accumulated deficit	(213,740)	(186,563)
Total stockholders’ equity (deficit)	34,603	(178,851)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$40,648	$34,984

The accompanying notes are an integral part of these condensed consolidated financial statements

Ionetix Corporation

Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,244	$1,141	$3,496	$4,814
Operating expenses
Cost of revenue	1,026	1,224	3,942	4,377
Selling, general and administrative	4,414	2,504	10,629	8,123
Research and development	854	1,311	2,269	3,956
Total operating expenses	6,294	5,039	16,840	16,456
Loss from operations	(5,050)	(3,898)	(13,344)	(11,642)
Interest income (expense), net	60	(925)	(254)	(2,505)
Other income (expense), net	53	(1,869)	(13,575)	(2,920)
Loss before provision for income taxes	(4,937)	(6,692)	(27,173)	(17,067)
Provision for income taxes	—	—	4	6
Net loss	$(4,937)	$(6,692)	$(27,177)	$(17,073)

Weighted-average shares used in computing net loss per share attributable to common stockholders	109,999,870	12,786,148	75,945,785	12,702,432

Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.52)	$(0.36)	$(1.34)

The accompanying notes are an integral part of these condensed consolidated financial statements

Ionetix Corporation

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Par Value	Capital	Deficit	(Deficit)
Balance December 31, 2025	145,182,811	$191,199	26,163,296	$3	$7,709	$(186,563)	$(178,851)
Retroactive application of reverse recapitalization	(72,388,151)	—	(13,045,020)	(1)	1	—	—
Balance December 31, 2025, adjusted	72,794,660	191,199	13,118,276	2	7,710	(186,563)	(178,851)
Net loss	—	—	—	—	—	(6,941)	(6,941)
Conversion of SAFEs to Series F redeemable convertible preferred stock	2,222,913	6,668	—	—	—	—	—
Exercise of stock options	—	—	320,764	—	100	—	100
Issuance of common stock warrants	—	—	—	—	2,822	—	2,822
Exercise of common stock warrants	—	—	1,323,214	—	26	—	26
Stock-based compensation	—	—	—	—	125	—	125
Balance March 31, 2026	75,017,573	$197,867	14,762,254	$2	$10,783	$(193,504)	$(182,719)
Net loss	—	—	—	—	—	(15,299)	(15,299)
Conversion of Legacy Ionetix redeemable convertible preferred stock into common stock upon the Merger	(75,017,573)	(197,867)	75,017,573	8	197,859	—	197,867
Issuance of common stock in connection with the Merger and private placement offering, net of transaction cost of $4,082	—	—	10,777,268	1	28,249	—	28,250
Issuance of common stock in connection with the subsequent private placement offering, net of transaction cost of $108	—	—	185,000	—	447	—	447
Issuance of common stock to JDEV shareholders in connection with the Merger	—	—	4,400,000	—	(20)	—	(20)
Issuance of common stock in connection with the Termination Agreement	—	—	277,696	—	833	—	833
Issuance of common stock warrants in settlement of a contingent equity arrangement	—	—	—	—	9,692	—	9,692
Issuance of placement agent warrants (equity component)	—	—	—	—	1,520	—	1,520
Issuance costs – placement agent warrants (non-cash)	—	—	—	—	(1,520)	—	(1,520)
Conversion of Legacy Ionetix Preferred Stock Warrants into the Company’s Common Stock Warrants upon the Merger	—	—	—	—	99	—	99
Exercise of stock options	—	—	126,353	—	33	—	33
Exercise of common stock warrants	—	—	707,598	—	14	—	14
Stock-based compensation	—	—	—	—	151	—	151
Balance June 30, 2026	—	—	106,253,742	$11	$248,140	$(208,803)	$39,348
Net loss	—	—	—	—	—	(4,937)	(4,937)
Exercise of stock options	—	—	17,902	—	12	—	12
Exercise of common stock warrants	—	—	41,473	—	1	—	1
Stock-based compensation	—	—	—	—	179	—	179
Balance September 30, 2026	—	—	106,313,117	$11	$248,332	$(213,740)	$34,603

Ionetix Corporation

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Amounts in thousands, except share data)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Par Value	Capital	Deficit	(Deficit)
Balance December 31, 2024	100,608,468	$104,634	24,788,845	$2	$3,474	$(146,892)	$(143,416)
Retroactive application of reverse recapitalization	(50,163,383)	—	(12,359,719)	(1)	1	—	—
Balance December 31, 2024, adjusted	50,445,085	104,634	12,429,126	1	3,475	(146,892)	(143,416)
Net loss	—	—	—	—	—	(2,391)	(2,391)
Issuance of common stock warrants	—	—	—	—	121	—	121
Exercise of stock options	—	—	4,074	—	3	—	3
Stock-based compensation	—	—	—	—	183	—	183
Balance March 31, 2025	50,445,085	$104,634	12,433,200	$1	$3,782	$(149,283)	$(145,500)
Net loss	—	—	—	—	—	(7,990)	(7,990)
Exercise of stock options	—	—	43,660	—	21	—	21
Stock-based compensation	—	—	—	—	106	—	106
Balance June 30, 2025	50,445,085	$104,634	12,476,860	$1	$3,909	$(157,273)	$(153,363)
Net loss	—	—	—	—	—	(6,692)	(6,692)
Exercise of preferred stock warrant for Series F redeemable convertible preferred stock	55,154	304	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	121	—	121
Exercise of common stock warrants	—	—	376,050	1	7	—	8
Stock-based compensation	—	—	—	—	100	—	100
Balance September 30, 2025	50,500,239	$104,938	12,852,910	$2	$4,137	$(163,965)	$(159,826)

The accompanying notes are an integral part of these condensed consolidated financial statements

Ionetix Corporation

Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(27,177)	$(17,073)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,612	2,461
Amortization of operating right-of-use assets	334	358
Stock-based compensation	455	389
Amortization and write-off of debt discount and issuance costs	862	366
Provision for credit losses	251	—
Provision for inventory reserve	107	—
Change in fair value of SAFE liability	134	2,932
Change in fair value of derivative liabilities	21	(19)
Gain on extinguishment of make-whole derivative liabilities	(132)	—
Change in fair value of warrant liability	(72)	10
Loss on non-cash investor agreement settlement expense	10,525	—
Non-cash loss on issuance of SAFEs and common stock warrants	2,217	—
Loss on abandoned financing transaction	345	—
Other	(14)	(24)
Changes in operating assets and liabilities:
Accounts receivable, net	(920)	(678)
Loan receivable, net	—	(63)
Inventory, net	(108)	624
Prepaid expenses and other assets	(1,082)	(82)
Accounts payable	(1,674)	1,074
Accrued expenses and other liabilities	(67)	1,332
Operating lease liabilities	(328)	(353)
Net cash used in operating activities	(13,711)	(8,746)
Cash flows from investing activities:
Purchases of property and equipment	(5,551)	(2,910)
Net cash used in investing activities	(5,551)	(2,910)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the Merger and private placement offering, net of paid transaction cost	28,250	—
Proceeds from issuance of common stock in connection with the subsequent private placement offering, net of paid transaction cost	447	—
Proceeds from issuance of SAFEs	2,448	5,356
Proceeds from promissory notes, net of issuance costs	725	440
Proceeds from related party advances	710	1,814
Proceeds from an investor advance	175	—
Proceeds from financing agreements, net of issuance costs	106	—
Proceeds from exercise of stock options	145	24
Proceeds from exercise of common stock warrants	41	8
Repayment on 2023 Term Loan	(5,665)	—
Repayment on promissory notes	(1,568)	(26)
Repayment of related party advances	(380)	(760)
Repayment of an investor advance	(175)	—
Repayment of financing agreements	(106)	—
Payment for deferred transaction costs related to pending financing	(60)	—
Proceeds from exercise of preferred stock warrant	—	154
Net cash provided by financing activities	25,093	7,010
Net increase (decrease) in cash and restricted cash	5,831	(4,646)
Cash and restricted cash, beginning of period	432	5,338
Cash and restricted cash, end of period	$6,263	$692

Components of cash and restricted cash
Cash	5,574	526
Restricted cash in prepaid expenses and other current assets	12	12
Restricted cash, non-current in other non-current assets	677	154
Total cash and restricted cash	6,263	692

Supplemental cash flow disclosure:
Cash paid for income taxes	$4	$41
Cash paid for interest	$715	$615
Non-cash investing and financing activities:
Conversion of Legacy Ionetix redeemable convertible preferred stock into common stock upon the Merger	$197,867	$—
Issuance of common stock warrants in settlement of a contingent equity arrangement	$9,692	$—
Issuance of preferred stock upon conversion of SAFEs	$6,668	$—
Issuance of common stock warrants in connection with issuance of SAFEs and promissory notes	$2,822	$242
Issuance of placement agent warrants in connection with the private placement offering	$1,520	$—
Issuance of common stock in connection with the Termination Agreement	$833	$—
Conversion of related party advance into promissory note	$330	$—
Property and equipment included in accounts payable	$234	$4,558
Conversion of Legacy Ionetix Preferred Stock Warrants into the Company’s Common Stock Warrants upon the Merger	$99	$—
Transfer of inventory to property and equipment	$36	$30
Deferred transaction costs included in accrued expenses	$20	$—
Issuance of common stock to JDEV shareholders in connection with the Merger	$20	$—
Asset retirement obligations incurred and capitalized	$15	$63
Transfer of prepaid deposit to property and equipment	$—	$1,242

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

Merger

On April 9, 2026, JDEV Acquisition Corp. (“JDEV” and after the Merger, Ionetix), JDEV Merger Subsidiary (“Merger Sub”) and Ionetix Corporation, the privately held operating company (referred to herein as “Legacy Ionetix”), completed the merger contemplated by the Agreement and Plan of Merger and Reorganization dated April 9, 2026 (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Legacy Ionetix, with Legacy Ionetix continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”). In connection with the Merger, JDEV was renamed Ionetix Corporation.

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

All share and per-share amounts presented for periods prior to the Merger have been retrospectively adjusted, where applicable, to reflect the Conversion Ratio. Unless otherwise indicated or the context otherwise requires, references in these notes accompanying the condensed consolidated financial statements to “Ionetix” and “the Company” refer to the business and operations of Legacy Ionetix prior to the Merger and to Ionetix Corporation and its consolidated subsidiaries following the Merger. See Note 10, Redeemable Convertible Preferred Stock, Note 11, Stockholders’ Equity (Deficit), Note 12, Stock Option Plan, and Note 13, Common Stock Warrants, for additional information regarding the Company’s equity instruments.

Liquidity

The Company has incurred net losses since inception, including net losses of $4.9 and $6.7 million for the three months ended September 30, 2026 and 2025, respectively, and $27.2 and $17.1 million for the nine months ended September 30, 2026 and 2025, respectively, and has an accumulated deficit of $213.7 million as of September 30, 2026. As of September 30, 2026, the Company had $5.6 million in cash and $0.7 million in restricted cash.

On October 26, 2026, the Company completed the initial closing of a private placement offering of its common stock for gross proceeds of $0.7 million. See Note 17. The Company expects to fund its projected operating requirements through a combination of existing cash, anticipated revenues from its products and services, and additional financing activities.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Significant Accounting Policies

The Company’s significant accounting policies, including the recent accounting pronouncements adopted and recently issued accounting standards not yet adopted, are described in Note 2 of the “Basis of Presentation and Summary of Significant Accounting Policies” to the audited consolidated financial statements as of and for the fiscal years ended December 31, 2025 and 2024, included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2026. Other than the early adoption of ASU 2025-10 described below, there have been no material changes to these policies during the nine months ended September 30, 2026.

Recently Adopted Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes recognition, measurement and presentation guidance for government grants received by business entities. The Company early adopted ASU 2025-10 effective January 1, 2026 using the modified prospective transition method. The adoption did not have a material impact on the Company’s condensed consolidated financial statements. See “Government Grants” below.

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

Ionetix Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)
(Unaudited)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions including, but not limited to, determination of allowance for credit losses, valuation of inventory, valuation and estimated useful lives of long-lived assets, valuation of SAFE liability, valuation of derivative liability, valuation of common stock prior to the Company becoming publicly traded and preferred stock warrants, stock-based compensation, the incremental borrowing rate applied to leases, and income tax related estimates. Actual results could differ materially from those estimates.

Restricted Cash

Restricted cash consists of (i) a certificate of deposit pledged as collateral under certain contractual arrangements, which is classified as long-term restricted cash, (ii) funds subject to regulatory restrictions administered by the Office of Foreign Assets Control (“OFAC”), which are classified as short-term restricted cash based on the expected duration of the restriction, and (iii) funds held to satisfy financial assurance requirements imposed by applicable federal and state regulatory authorities for certain of the Company’s radioisotope production facilities, including decommissioning obligations.

Restricted cash is classified as current or non-current based on the nature and expected duration of the restrictions. As of September 30, 2026, restricted cash of $12 was included in prepaid expenses and other current assets, and $677 was included in other non-current assets in the condensed consolidated balance sheets.

Transaction Costs

Transaction costs consist of legal, accounting, placement agent fees, and other direct and incremental costs incurred in connection with the Company’s equity financing transactions. Such costs are deferred and capitalized while the related financing transaction is in process and recorded as a reduction of additional paid-in capital upon completion of the transaction.

During the nine months ended September 30, 2026, the Company completed the Merger and related private placement offerings and recorded $4.2 million of transaction costs as a reduction of additional paid-in capital.

As of September 30, 2026, the Company had deferred $0.1 million of transaction costs, primarily legal fees, related to a private placement offering of its common stock that was in process as of that date. The initial closing of the offering occurred in October 2026 (see Note 17). These costs are expected to be recorded as a reduction of additional paid-in capital upon completion of the financing transaction.

Ionetix Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)
(Unaudited)

Significant Customers

The following table summarizes customers that accounted for 10% or more of revenue or accounts receivable:

	Revenue		Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	31%	31%	33%	19%
Customer B	15%	23%	20%	20%
Customer C	18%	21%	18%	13%
Customer D	16%	20%	17%	12%
Customer E	*	*	*	34%
Customer F	18%	*	*	*

	Accounts Receivable
	September 30, 2026	December 31, 2025
Customer A	13%	20%
Customer B	46%	49%
Customer C	17%	18%
Customer D	*	11%
Customer F	13%	*

*	Represents less than 10%

Accounts Receivable, Net

Accounts receivable are stated net of an allowance for credit losses. The following table summarizes accounts receivable, net:

	September 30, 2026	December 31, 2025
Gross accounts receivable	$4,302	$3,382
Allowance for credit losses	(2,380)	(2,129)
Accounts receivable, net	$1,922	$1,253

The allowance for credit losses is estimated using historical collection experience, the aging of receivables, customer-specific information, current economic conditions, and management’s expectations regarding collectability. Receivables sharing similar risk characteristics are evaluated collectively, while receivables exhibiting specific credit risk indicators are evaluated individually.

The Company recognized a provision for credit losses of $133 and $251 during the three and nine months ended September 30, 2026, respectively. No provision for credit losses was recognized during the three and nine months ended September 30, 2025.

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

The Company generates revenues primarily from (i) diagnostic drug and medical radioisotopes sales, (ii) cyclotron system and parts sales (including installation and acceptance), and (iii) consulting services and system support services.

The following table presents revenue disaggregated by major product and service lines for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Diagnostic drug and medical radioisotopes sales	$1,236	$1,100	$3,474	$3,161
Cyclotron system and parts sales	8	41	22	1,653
Total	$1,244	$1,141	$3,496	$4,814

The Company’s performance obligations are typically part of contracts that have an original expected duration of one year or less. As such, the Company does not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) as of the end of the reporting period. The Company did not record any revenue related to performance obligations satisfied (or partially satisfied) in previous periods, during the three and nine months ended September 30, 2026 and 2025.

Government Grants

The Company is party to a cost-reimbursement subaward, funded by the U.S. Department of Energy, under which it is reimbursed for allowable costs incurred in performing certain research activities, up to the approved subaward budget. Government grants are recognized when it is probable that the Company will comply with the conditions attached to the grants and that the grants will be received. Grants related to income are recognized in the periods in which the related eligible costs are incurred. The Company presents such grants within other income (expense), net, and the related research and development costs are presented on a gross basis within research and development expenses. During the three and nine months ended September 30, 2026, the Company recognized grant income of $53. No grant income was recognized during the three and nine months ended September 30, 2025.

Other income (expense), net

Other income (expense), net consists of changes in the fair value of the Company’s financial instruments measured at fair value, including the SAFE liability, preferred stock warrant liability, and derivative liabilities, losses recognized upon the issuance of equity-classified instruments where the aggregate fair value of instruments issued exceeds the proceeds received, losses recognized in connection with the settlement of investor agreements, the write-off of unamortized debt discount and issuance costs upon the repayment of debt, government grant income and other non-operating gains and losses incidental to the Company’s primary business activities. Changes in fair value of these instruments are recognized in earnings as a component of other income (expense), net in the condensed consolidated statements of operations.

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

Level 1 –	Valuations based on quoted prices in active markets for identical assets or liabilities.

Level 2 –	Valuations based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 –	Valuations based on inputs that are supported by little or no market activity that are significant to determining the fair value of assets or liabilities, including pricing models, discounted cash flow methodologies, and similar techniques.

Prior to the Merger, the Company’s financial liabilities measured at fair value on a recurring basis consisted of SAFE liability, preferred stock warrant liabilities, and derivative liabilities. In connection with or prior to the Merger, all such instruments were converted, settled or derecognized. Accordingly, no financial liabilities measured at fair value on a recurring basis remained outstanding as of September 30, 2026. Cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities are carried at amounts that approximate fair value due to the short-term nature of these instruments.

The following table sets forth, by level, within the fair value hierarchy, the financial liabilities carried at fair value on a recurring basis as of December 31, 2025:

	Fair value measurements as of
	December 31, 2025
	Level 1	Level 2	Level 3	Total
SAFE liability	$—	$—	$4,086	$4,086
Warrant liability	—	—	171	171
Derivative liability	—	—	111	111
Total	$—	$—	$4,368	$4,368

All recurring fair value measurements were classified within Level 3 due to the use of significant unobservable inputs. During the nine months ended September 30, 2026 and 2025, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities.

The following table presents a roll-forward of the aggregate fair values of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2026.

	SAFE liability	Warrant liability	Derivative liability
Balance as of December 31, 2025	$4,086	$171	$111
Issuances	2,448	—	—
Change in fair value	134	(72)	21
Settlement	(6,668)	(99)	(132)
Balance as of September 30, 2026	$—	$—	$—

The change in fair value of SAFE liability, preferred stock warrant liability, and derivative liability is included in other income (expense), net in the condensed consolidated statements of operations.

Ionetix Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)
(Unaudited)

4. Condensed Consolidated Balance Sheets Details

Inventory, Net

Inventory consists of sub-assemblies, components, raw materials, and work-in-process. Inventory not expected to be sold or consumed within one year, including inventory expected to be capitalized into property and equipment as cyclotron systems are completed, is classified as inventory, non-current. The composition of inventory, non-current as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Sub-assemblies, components, and raw materials	$2,611	$2,504
Work-in-process	1,695	1,683
Inventory, gross	$4,306	$4,187
Less: allowance for inventory obsolescence	(905)	(798)
Total Inventory, net	3,401	3,389
Less: inventory, current	(284)	(293)
Inventory, non-current	$3,117	$3,096

The Company maintains an allowance for inventory obsolescence to reduce the carrying value of slow-moving, obsolete, or damaged inventory to its estimated net realizable value. The allowance is based on historical write-offs, current inventory aging, and management’s assessment of future demand. No allowance for inventory obsolescence was recorded against inventory included in total current assets during the three and nine months ended September 30, 2026 or September 30, 2025.

Activity in the allowance for inventory obsolescence, related solely to inventory, non-current is as follows:

Amount
Balance as of December 31, 2025	$798
Provision charged to cost of revenue	107
Balance as of September 30, 2026	$905

No provision for inventory obsolescence was charged to cost of revenue for the three and nine months ended September 30, 2025.

Ionetix Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)
(Unaudited)

Prepaid Expenses and Other Current Assets

The composition of prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Prepaid insurance	$469	$—
Inventory deposits	472	435
Installation deposit	433	—
Prepaid software subscriptions	137	52
Other prepaid expenses and other current assets	82	83
Total	$1,593	$570

Property and Equipment, Net

The composition of property and equipment, net as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Specialized technical equipment	$9,393	$9,393
Production and laboratory equipment	7,386	7,198
Computer equipment	375	319
Computer software	302	302
Leasehold improvements	13,784	13,760
Construction in progress	9,478	8,452
Total property and equipment	40,718	39,424
Less accumulated depreciation	(14,812)	(12,210)
Property and equipment, net	$25,906	$27,214

Construction in progress represents costs incurred for leasehold improvements, including a facility expansion at a leased premises, and a cyclotron system that were not substantially complete and ready for their intended use as of September 30, 2026 and December 31, 2025. Construction in progress includes direct costs of acquisition, installation, and other expenditures necessary to bring the assets to the condition necessary for their intended use. No depreciation is recorded on construction in progress until the related assets are substantially complete and placed into service.

Depreciation expense was $0.8 million for each of the three months ended September 30, 2026 and 2025, and $2.6 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Accrued Expenses and Other Current Liabilities

The composition of accrued expenses and other current liabilities as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Accrued compensation and benefits	$830	$569
Customer deposits	600	600
Other accrued expenses and other current liabilities	348	431
Accrued interest	—	390
Total	$1,778	$1,990

Ionetix Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)
(Unaudited)

Other Non-Current Liabilities

The composition of other non-current liabilities as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Customer deposits	$1,000	$1,000
Government grant obligation	750	750
Asset retirement obligation	584	568
Other	—	283
Total	$2,334	$2,601

5. Short-Term Debt

2023 Term Loan and Warrants

In February 2023, the Company entered into a term loan agreement with a principal amount of $5.5 million (the “2023 Term Loan”), bearing interest at 17% per annum with an existing investor of Legacy Ionetix who is a related party. See Note 16 for additional information regarding related party transactions.

In connection with the issuance of the 2023 Term Loan, the Company issued 220,000 warrants to purchase shares of Legacy Ionetix Series F redeemable convertible preferred stock at an exercise price of $1.40 per share (the “Preferred Stock Warrants”). The Preferred Stock Warrants expire in February 2033. The Preferred Stock Warrants were classified as a liability and were remeasured at fair value at each reporting date, with changes in fair value recognized in other income (expense), net in the condensed consolidated statements of operations (see Note 3 Fair Value Measurement). The Company recognized a gain of $0 and $72 from the change in the fair value of the Preferred Stock Warrants for the three and nine months ended September 30, 2026, respectively, and a loss of $17 and $10 for the three and nine months ended September 30, 2025, respectively. In August 2025, the investor exercised 110,000 of the Preferred Stock Warrants. In connection with the Merger, all the remaining Legacy Ionetix Preferred Stock Warrants were assumed by the Company and converted into warrants to purchase 55,154 shares of the Company’s common stock, with the number of underlying shares and exercise price adjusted based on the Conversion Ratio. Upon conversion, the warrants met the criteria for equity classification, and the related liability of $99 was reclassified to additional paid-in capital as of the Merger date. As of September 30, 2026, warrants to purchase 55,154 shares of the Company’s common stock remained outstanding.

In connection with subsequent amendments, the Company issued an aggregate of 1,250,000 common stock warrants to purchase Legacy Ionetix common stock, which were equity classified and were recorded as a debt discount amortized to interest expense over the remaining term of the loan at the time of each amendment. Of these warrants, 750,000 were exercised in August 2025, and the remaining 500,000 were exercised in March 2026. The shares issued upon exercise were converted into shares of the Company’s common stock in connection with the Merger based on the Conversion Ratio. No term loan-related common stock warrants were outstanding as of September 30, 2026.

In connection with the Merger, the Company repaid the 2023 Term Loan in full, including all outstanding principal and accrued interest, and wrote off the remaining unamortized debt discount and issuance costs to other income (expense), net. Total interest expense and write-off of the debt discount related to the 2023 Term Loan were $0 and $376 for the three months ended September 30, 2026 and 2025, respectively, and $447 and $1,042 for the nine months ended September 30, 2026 and 2025, respectively.

Ionetix Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)
(Unaudited)

Promissory Notes

In April 2025 and March 2026, the Company issued unsecured promissory notes with an aggregate principal amount of $1,495 to a board member of Legacy Ionetix and an existing investor, bearing interest at 11% to 15% per annum, of which $330 arose from the conversion of a related party advance. Certain of the notes issued in March 2026 included equity-classified warrants to purchase an aggregate of 420,000 shares of Legacy Ionetix common stock at an exercise price of $0.01 per share, with an aggregate fair value of $605 that was recorded as a debt discount. Warrants for 300,000 shares were exercised in March 2026, and the shares issued were converted into 150,420 shares of the Company’s common stock at the Merger. The remaining warrants for 120,000 shares were converted into warrants to purchase 60,168 shares of the Company’s common stock at an exercise price of $0.02 per share at the Merger and were exercised in May 2026. No such warrants were outstanding as of September 30, 2026.

In connection with the Merger, the Company repaid all outstanding promissory notes in full, including all outstanding principal and accrued interest. As a result of the repayment, the Company wrote off the remaining unamortized debt discount and issuance costs to other income (expense), net. Total interest expense and write-off of the debt discount related to the promissory notes were $0 and $12 for the three months ended September 30, 2026 and 2025, respectively, and $668 and $23 for the nine months ended September 30, 2026 and 2025, respectively.

Financing Agreements

In March 2026, the Company entered into two insurance premium financing agreements with an unrelated third party with an aggregate principal amount of $106. The agreements were repaid in full in connection with the Merger. Related interest expense was not material.

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

On October 31, 2025, all outstanding principal and accrued interest under the 2023 Notes and 2024 Note were converted into shares of Legacy Ionetix Series F redeemable convertible preferred stock at $1.40 per share pursuant to a conversion agreement (the “Conversion Agreement”) and the transaction was accounted for as a debt extinguishment. No interest expense or change in fair value of the embedded conversion feature was recognized during the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Company recognized aggregate interest expense of $409 and $1,202 on these instruments, respectively, and a gain from the change in fair value of the embedded conversion feature of $27 and $19, respectively.

Make-Whole Provision

The Conversion Agreement included a one-time make-whole provision that could have required the Company to issue additional shares of Legacy Ionetix Series F redeemable convertible preferred stock if the price per share in the Company’s next equity financing was below a stated threshold. The Company determined that the make-whole provision represented a derivative liability. The derivative liability was initially recorded at its estimated fair value of $1.0 million on October 31, 2025 and was remeasured at fair value at each reporting date, with changes in fair value recognized in other income (expense), net in the condensed consolidated statements of operations. The derivative liability was $40 as of December 31, 2025, and the Company recognized a change in fair value of $8 during the nine months ended September 30, 2026, substantially all of which was recognized during the three months ended March 31, 2026.

In April 2026, the make-whole right and certain other investor rights were terminated pursuant to a termination agreement (the “Termination Agreement”) in exchange for 277,696 shares of common stock with a fair value of $833, based on the $3.00 per share price of the contemporaneous private placement. The difference between the fair value of the shares issued and the carrying amount of the derivative liability derecognized was recognized in other income (expense), net. See Note 11.

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

During the three months ended March 31, 2026, the Company issued SAFEs with aggregate proceeds of $2.4 million, together with equity-classified common stock warrants. The SAFE liability and the warrants were recorded at their issuance-date fair values of $2.4 million and $2.2 million, respectively, and the excess of their aggregate fair value over the proceeds received was recognized as an upfront loss of $2.2 million in other income (expense), net. The Company recognized a loss on the change in fair value of the SAFE liability of $134 during the nine months ended September 30, 2026, all of which was recognized during the three months ended March 31, 2026, as all outstanding SAFEs were converted into shares of Legacy Ionetix Series F redeemable convertible preferred stock on March 31, 2026. During the three and nine months ended September 30, 2025, the Company issued SAFEs, without common stock warrant coverage, with aggregate proceeds of $1.5 million and $5.4 million, respectively. The Company recognized a loss on the change in fair value of the SAFE liability of $1.9 million and $2.9 million for the three and nine months ended September 30, 2025, respectively.

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

On March 31, 2026, all remaining outstanding SAFEs were converted into shares of Legacy Ionetix Series F redeemable convertible preferred stock at $1.40 per share. The SAFE liability was remeasured to fair value immediately prior to conversion, and the Legacy Ionetix Series F redeemable convertible preferred stock was recorded at an amount equal to that fair value. No additional gain or loss was recognized upon conversion.

Make-Whole Provision

In connection with the October 31, 2025 SAFE conversion, the Company recognized a freestanding derivative liability. The make-whole derivative liability was $71 as of December 31, 2025 and was derecognized upon termination of the make-whole right in connection with the Merger in April 2026, with no liability outstanding as of September 30, 2026. The Company recognized a change in fair value of $13 during the nine months ended September 30, 2026, substantially all of which was recognized during the three months ended March 31, 2026. No change in fair value was recognized during the three and nine months ended September 30, 2025, as the make-whole provision did not exist prior to October 31, 2025.

Ionetix Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)
(Unaudited)

Contingent Equity Arrangement Associated with a SAFE

In connection with a SAFE issued in 2023, the Company entered into an arrangement that provided the investor with the right to receive a warrant upon the occurrence of certain future events, for which no amount had been recognized in the Company’s historical financial statements prior to the Merger.

In connection with the Merger, the Company settled the arrangement by terminating the contingent right and related arrangements and issuing a new ten-year warrant to purchase 6,443,076 shares of Legacy Ionetix common stock at an exercise price of $0.01 per share. In connection with the Merger, such warrant was assumed by the Company and converted into a warrant to purchase 3,230,558 shares of the Company’s common stock at an exercise price of $0.02 per share, based on the Conversion Ratio. The new warrant is classified within stockholders’ equity. The Company determined the fair value of the new warrant at issuance to be $9.7 million, which was recognized as expense in other income (expense), net, with a corresponding increase to additional paid-in capital during the nine months ended September 30, 2026.

8. Operating Leases

The Company leases various facilities under operating leases. Leased facilities include manufacturing facilities, radiopharmaceutical production facilities, and office spaces. The Company combines lease and non-lease components; therefore, there is no allocation of lease payments to non-lease components. Short-term leases with an initial term of 12 months or less are recognized on a straight-line basis over the lease term.

The components of total lease costs for operating leases during the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$114	$144	$394	$420
Variable lease cost	68	35	152	86

The supplemental cash flow information related to operating leases during the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash payment for operating lease	$120	$143	$395	$415
Operating lease liabilities arising from obtaining new operating lease ROU assets during the period	88	—	250	817

The weighted-average remaining lease terms and discount rates for operating leases as of September 30, 2026 and 2025 are as follows:

	September 30, 2026	September 30, 2025
Weighted-average remaining lease term (years)	3.2	3.9
Weighted-average discount rate	6.7%	6.8%

Ionetix Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)
(Unaudited)

Future minimum lease payments under non-cancellable leases as of September 30, 2026, are as follows:

Amount
Remainder of 2026	$118
2027	437
2028	330
2029	239
2030	142
Thereafter	—
Total undiscounted lease payments	1,266
Less: Imputed interest	(125)
Operating lease liabilities	$1,141

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

The Company concluded that the Settlement Credit represents consideration payable to a customer within the scope of ASC 606, Revenue from Contracts with Customers. Accordingly, the Settlement Credit will be recognized as a reduction of transaction price and recorded as a reduction of revenue as the customer exercises its right to purchase product at the discounted price. Revenue will continue to be recognized upon transfer of control of the product to the customer. As of September 30, 2026, no portion of the Settlement Credit had been utilized.

Purchase Commitments

As of September 30, 2026, the Company did not have any significant noncancelable purchase commitments.

Ionetix Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)
(Unaudited)

10. Redeemable Convertible Preferred Stock

No shares of redeemable convertible preferred stock were outstanding as of September 30, 2026. Redeemable convertible preferred stock as of December 31, 2025 was comprised of the following.

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

In connection with the Merger, all outstanding shares of Legacy Ionetix redeemable convertible preferred stock, as so adjusted, were converted into shares of the Company’s common stock. See Note 1 for additional information.

11. Stockholders’ Equity (Deficit)

The Company’s capital structure following the Merger, which was accounted for as a reverse recapitalization (see Note 1), is described below.

Preferred Stock

As of September 30, 2026, the Company was authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. No shares of preferred stock were issued or outstanding as of September 30, 2026. Legacy Ionetix’s redeemable convertible preferred stock outstanding as of December 31, 2025 was classified outside of stockholders’ equity (deficit) as temporary equity and is discussed in Note 10.

Common Stock

As of September 30, 2026, the Company was authorized to issue 510,000,000 shares of common stock, par value $0.0001 per share, of which 106,313,117 shares were issued and outstanding. As of December 31, 2025, Legacy Ionetix was authorized to issue 219,481,484 shares of Legacy Ionetix common stock, par value $0.0001 per share, of which 26,163,296 shares were issued and outstanding. After giving effect to the Conversion Ratio, these amounts correspond to 110,048,016 authorized shares and 13,118,276 shares of the Company’s common stock issued and outstanding, as presented in the condensed consolidated balance sheets.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors, subject to the preferential rights of holders of any outstanding preferred stock. No dividends were declared or paid during the three and nine months ended September 30, 2026 or 2025.

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

Private Placement Offering

In connection with the Merger and a subsequent closing in June 2026, the Company issued an aggregate of 10,962,268 shares of common stock at a purchase price of $3.00 per share in private placement offerings, resulting in aggregate gross proceeds of $32.9 million.

Transaction costs attributable to the private placement offerings were recorded as a reduction of additional paid-in capital. See Note 2 “Transaction Costs” for additional information.

In connection with the private placement offerings, the Company issued warrants to purchase an aggregate of 876,983 shares of common stock to the placement agent at an exercise price of $3.00 per share. The placement agent warrants are classified as stockholders’ equity. See Note 13 for additional information.

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

As of September 30, 2026, the Company had reserved shares of common stock for future issuance as follows:

September 30, 2026
Outstanding stock options	6,742,311
Outstanding common stock warrants	8,280,246
Shares available for future issuance under the 2026 Equity Incentive Plan	5,174,415
Total	20,196,972

Ionetix Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)
(Unaudited)

12. Stock Option Plan

Equity Incentive Plan

In 2010, the Company adopted the 2010 Equity Compensation Plan (the “2010 Plan”). There have been no issuances under the 2010 Plan since the adoption of the 2016 Equity Incentive Plan (the “2016 Plan”). The 2010 Plan expired in 2025, and all options available for issuance under the 2010 Plan upon expiration were moved to the 2016 Plan. Accordingly, no shares are available for future issuance under the 2010 Plan as of September 30, 2026.

In 2016, the Company’s Board of Directors adopted the 2016 Plan under which incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, and restricted stock units (“RSUs”) may be granted to employees, directors, and consultants.

In connection with the Merger, the Company adopted the 2026 Equity Incentive Plan (the “2026 EIP”) effective on April 9, 2026. Pursuant to the Merger Agreement, the 2016 Plan was terminated effective as of the closing of the Merger, and no further awards may be granted thereunder. All outstanding Legacy Ionetix stock options were assumed by the Company under the 2026 EIP and converted into options to purchase shares of the Company’s common stock, with the number of underlying shares and exercise price adjusted based on the Conversion Ratio. The converted options otherwise continued to be subject to substantially the same terms and conditions applicable to such options immediately prior to the Merger. The 2026 EIP provides for the issuance of incentive awards of ISOs, NSOs, SARs, RSUs and Stock Bonus Awards (“SBAs”). ISOs may be granted only to employees. The maximum aggregate number of shares of common stock that may be issued under the 2026 EIP is 11,935,631 shares.

Stock option

Stock option activity during the nine months ended September 30, 2026 is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance as of December 31, 2025	14,162,648	$0.31	6.41	$2,541
Retroactive application of reverse recapitalization	(7,061,496)
Balance as of December 31, 2025, adjusted	7,101,152	0.62	6.41	2,541
Options granted	646,357	2.55
Options exercised	(465,019)	0.31		1,151
Options cancelled	(540,179)	0.55
Balance as of September 30, 2026	6,742,311	$0.83	6.48	$14,610
Vested and expected to vest at September 30, 2026	6,742,311	$0.83	6.48	$14,610
Exercisable at September 30, 2026	4,617,129	$0.57	5.41	$11,215

The options granted during the three months ended September 30, 2026 and 2025 had a weighted-average grant-date fair value per share of $2.08 and $0.61, respectively, and the options granted during the nine months ended September 30, 2026 and 2025 had a weighted-average grant-date fair value per share of $2.03 and $0.60, respectively. The total fair value of options vested was $90 and $94 during the three months ended September 30, 2026 and 2025, respectively, and $398 and $367 during the nine months ended September 30, 2026 and 2025, respectively.

Ionetix Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)
(Unaudited)

Fair Value Inputs

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected term (in years)	6.1	5.7
Expected volatility	70.0%	65.4%
Risk-free rate	4.2%	4.1%
Dividend yield	—	—

Stock-Based Compensation

The Company’s total stock-based compensation for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$17	$6	$51	$9
Research and development	13	13	37	37
Selling, general and administrative	149	81	367	343
Total stock-based compensation	$179	$100	$455	$389

As of September 30, 2026, the unrecognized stock-based compensation related to outstanding unvested options was $1.9 million and is expected to be recognized over a weighted average period of 2.7 years.

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

The following table summarizes common stock warrant activity for the nine months ended September 30, 2026:

	Number of warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	10,176,273	$1.08
Retroactive application of reverse recapitalization	(5,073,888)
Outstanding at December 31, 2025, adjusted	5,102,385	2.15
Issued	5,250,146	0.55
Exercised	(2,072,285)	0.02
Outstanding at September 30, 2026	8,280,246	$1.67

Ionetix Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)
(Unaudited)

During the nine months ended September 30, 2026, the Company issued an aggregate of 5,250,146 common stock warrants, consisting of 876,863 common stock warrants issued in connection with SAFEs, as described in Note 7 SAFE Liability; 3,230,558 warrants issued upon settlement of a contingent equity arrangement associated with a SAFE, as described in Note 7, SAFE Liability; 210,588 common stock warrants issued in connection with promissory notes, as described in Note 5 Short-Term Debt; 876,983 common stock warrants issued to the placement agent in connection with the private placement financing, as described in Note 11, Stockholders’ Equity (Deficit); and 55,154 warrants resulting from the conversion of the Legacy Ionetix preferred stock warrants upon the closing of the Merger, as described in Note 5, Short-Term Debt. The warrants issued in connection with SAFEs, promissory notes and the settlement of the contingent equity arrangement have an exercise price of $0.02 per share after giving effect to the Conversion Ratio and a contractual term of ten years. The warrants resulting from the conversion of the Legacy Ionetix preferred stock warrants have an exercise price of $2.79 per share after giving effect to the Conversion Ratio and a contractual term of ten years. The placement agent warrants have an exercise price of $3.00 per share and a contractual term of five years.

14. Income Taxes

The Company recorded current state income tax expense of $0 and $4 for the three and nine months ended September 30, 2026, respectively, and $0 and $6 for the three and nine months ended September 30, 2025, respectively, primarily related to minimum taxes payable in certain state jurisdictions. The Company incurred pre-tax losses for the three and nine months ended September 30, 2026 and 2025 and continues to maintain a full valuation allowance against its deferred tax assets due to its cumulative loss position and projected future losses. Accordingly, the Company’s effective tax rate was 0.0% for each of the three and nine months ended September 30, 2026 and 2025. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to the valuation allowance recorded against the Company’s net deferred tax assets.

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

The following table presents the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(4,937)	$(6,692)	$(27,177)	$(17,073)
Weighted-average shares outstanding, basic and diluted	109,999,870	12,786,148	75,945,785	12,702,432
Net loss per share, basic and diluted	$(0.04)	$(0.52)	$(0.36)	$(1.34)

Ionetix Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)
(Unaudited)

The following outstanding potential shares of common stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Redeemable convertible preferred stock	—	50,500,239	—	50,500,239
Outstanding stock options	6,742,311	7,518,402	6,742,311	7,518,402
Preferred stock warrants	—	55,154	—	55,154
Common stock warrants	4,581,027	3,648,890	4,581,027	3,648,890
Convertible notes	—	3,946,497	—	3,946,497
SAFE liabilities	—	14,160,720	—	14,160,720
Total	11,323,338	79,829,902	11,323,338	79,829,902

16. Related Party Transactions

Operating Lease

The Company leases a building for the production of therapeutic radiopharmaceuticals and for research and development from one of the Company’s investors. The terms of the lease were negotiated on an arm’s-length basis. The lease commenced in February 2021 and expires in January 2031. The lease requires monthly base rent of $6 and is accounted for as an operating lease. Operating lease cost related to this lease was $18 for each of the three months ended September 30, 2026 and 2025, and $55 for each of the nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, the Company’s operating lease right-of-use assets were $286 and $330, respectively, and total operating lease liabilities were $280 and $324, respectively. Of the total lease liabilities, $54 and $56 were classified as current liabilities as of September 30, 2026 and December 31, 2025, respectively, with the remaining $226 and $268 classified as long-term liabilities, respectively.

2023 Term Loan

The Company had an outstanding term loan balance with an existing investor who is a related party. In connection with the Merger, the term loan was repaid in full. See Note 5, Short-Term Debt, for additional information.

Related Party Advances and Promissory Notes

In January 2026, the Company received unsecured, non-interest-bearing advances of $330 from a board member of Legacy Ionetix and $30 from an executive officer. The $30 advance was repaid in February 2026, while the $330 advance was converted into an unsecured promissory note in March 2026. During March 2026, the Company also issued two additional unsecured promissory notes to the same board member with an aggregate principal amount of $575. In April 2026, the Company received an additional non-interest-bearing advance of $350 from the same board member. In connection with the Merger in April 2026, all outstanding promissory notes and advances from the board member were repaid in full, including all outstanding principal and accrued interest. This board member served on the board of directors of Legacy Ionetix at the time of these transactions and did not become a member of the Company’s board of directors upon the closing of the Merger. As of September 30, 2026 and December 31, 2025, no related party advances were outstanding. See Note 5, Short-Term Debt, for additional information.

17. Subsequent Events

The Company has evaluated subsequent events through November 13, 2026, the date the condensed consolidated financial statements were issued.

The October 2026 Private Placement

On October 26, 2026, the Company completed the initial closing of a private placement offering of its common stock and issued 212,121 shares of common stock at $3.30 per share for gross proceeds of $700. In connection with the initial closing, the Company issued the placement agent warrants to purchase 16,970 shares of common stock at an exercise price of $3.30 per share with a five-year term. The warrants are equity-classified and had an estimated grant-date fair value of approximately $35.

Equity Awards

On October 23, 2026, the Company granted stock options to purchase an aggregate of 4,332,900 shares of common stock and 45,000 RSUs under the 2026 EIP to employees, officers and non-employee directors. On November 11, 2026, the Company granted additional stock options to purchase 58,000 shares of common stock under the 2026 EIP. The stock options have an exercise price of $3.00 per share and a contractual term of ten years and generally vest over one to four years. The RSUs vest on January 1, 2027. The aggregate grant-date fair value of these awards was approximately $9.2 million, which will be recognized over the requisite service periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 and the related notes thereto, included in Part I, Item 1 of this Quarterly Report. The following discussion should also be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2025 and 2024 included in our Current Report on Form 8-K filed with the SEC on April 16, 2026, along with the corresponding audited financial statements for such periods contained therein, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2026 and 2025 included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 12, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements involving risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report. You should review the section titled “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 12, 2026, as supplemented by Part II, Item 1A of this Quarterly Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements and could otherwise affect our intended plans of operations.

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

The Merger

On April 9, 2026, a wholly owned subsidiary of JDEV Acquisition Corp. (“JDEV”) merged with and into pre-Merger Ionetix Corporation (“Legacy Ionetix”), with Legacy Ionetix continuing as the surviving corporation and our wholly owned subsidiary (the “Merger”). In connection with the Merger, JDEV changed its name to Ionetix Corporation, and we continue the existing business operations of Legacy Ionetix as a public reporting company.

Contemporaneously with the closing of the Merger, we completed the initial closing of a private placement financing, and on June 1, 2026, we completed a subsequent closing on the same terms. In the aggregate, we sold 10,962,268 shares of common stock at a purchase price of $3.00 per share for gross proceeds of $32.9 million. Transaction costs totaled $4.2 million, resulting in net proceeds of approximately $28.7 million.

For additional information regarding the Merger and related transactions, see our Current Report on Form 8-K filed with the SEC on April 16, 2026, as amended by Form 8-K/A filed with the SEC on May 20, 2026.

The October 2026 Private Placement

On October 26, 2026, we completed the initial closing of a private placement offering of our common stock, pursuant to which we sold 212,121 shares of common stock at a purchase price of $3.30 per share, generating gross proceeds of $0.7 million.

Components of Results of Operations

Revenue

Our revenues are generated primarily from (i) diagnostic drug and medical radioisotopes sales, (ii) cyclotron system and parts sales, and (iii) consulting services and system support services.

Diagnostic drug and medical radioisotopes sales represent our principal source of revenue. Under these arrangements, customers place purchase orders pursuant to master sales agreements, with each delivered dose representing a distinct performance obligation. Revenue is recognized upon delivery, when control of the product transfers to the customer. Because these products are ordered based on clinical requirements and administered as part of patient care, demand is closely tied to real-time utilization. We began sales of therapeutic radioisotopes in late 2025, and we expect revenues from the sale of diagnostic drugs to continue to represent the primary driver of our business, with future growth influenced by the development and commercialization of additional isotopes, including therapeutic isotopes, as well as continuing utilization of PET imaging products.

Cyclotron system and parts revenues are generated from the delivery of equipment together with installation and related activities necessary to verify functionality in accordance with contractual specifications, as well as the sales of parts. For cyclotron system sales, these activities are combined into a single performance obligation, and revenue is recognized upon completion of installation and formal customer acceptance. Revenue from sales of spare parts is recognized upon delivery, when control transfers to the customer. Cyclotron system sales have historically been driven by customer-specific deployment needs and the timing of system installations. Because we do not intend to pursue cyclotron system sales in the future, we do not expect to generate revenue from cyclotron system sales. However, we expect to continue to generate revenue from sales of spare parts.

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

We have invested, and intend to continue to invest, in research and development activities to support the expansion of our diagnostic isotope offerings and the advancement of therapeutic isotope programs, including alpha-emitting radionuclides. Research and development expenses may fluctuate from period to period based on the timing and scope of development initiatives, regulatory activities, and clinical supply programs. Beginning in December 2025, certain personnel and assets previously dedicated to research and development activities transitioned to operational activities as the related development activities progressed toward commercialization. We expect research and development expenses to increase in absolute dollars as we continue to invest in technology, production capabilities, and isotope development.

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest incurred on outstanding debt obligations, partially offset by interest income earned on our cash.

Other Income (Expense), Net

Other income (expense), net consists primarily of non-cash gains and losses from the fair value remeasurement of financial instruments, gains and losses associated with financing transactions, government grant income, and other non-operating items.

Provision for Income Taxes

We have incurred net losses since inception and maintain a full valuation allowance against our deferred tax assets. As a result, income tax expense was not material for the periods presented.

Results of Operations

The following table sets forth selected condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$1,244	$1,141	$3,496	$4,814
Operating expenses
Cost of revenue	1,026	1,224	3,942	4,377
Selling, general and administrative	4,414	2,504	10,629	8,123
Research and development	854	1,311	2,269	3,956
Total operating expenses	6,294	5,039	16,840	16,456
Loss from operations	(5,050)	(3,898)	(13,344)	(11,642)
Interest income (expense), net	60	(925)	(254)	(2,505)
Other income (expense), net	53	(1,869)	(13,575)	(2,920)
Loss before provision for income taxes	(4,937)	(6,692)	(27,173)	(17,067)
Provision for income taxes	—	—	4	6
Net loss	$(4,937)	$(6,692)	$(27,177)	$(17,073)

Revenue

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	%	2026	2025	%
	(in thousands)			(in thousands)
Revenue	$1,244	$1,141	9%	$3,496	$4,814	-27%

Total revenue was $1.2 million for the three months ended September 30, 2026 compared to $1.1 million for the three months ended September 30, 2025, representing an increase of $0.1 million, or 9%. The increase was primarily driven by sales to a new customer, partially offset by lower sales at certain of our production sites. Revenue for both periods consisted primarily of diagnostic drugs and medical radioisotopes.

Total revenue was $3.5 million for the nine months ended September 30, 2026 compared to $4.8 million for the nine months ended September 30, 2025, representing a decrease of $1.3 million, or 27%. The decrease was primarily driven by a $1.6 million decrease in cyclotron system sales, reflecting the absence of cyclotron system sales in the current period, partially offset by higher diagnostic drug and medical radioisotopes sales. Because we do not intend to pursue cyclotron system sales in the future, we do not expect to generate revenue from cyclotron system sales in future periods. Diagnostic drug and medical radioisotopes sales were $3.5 million for the nine months ended September 30, 2026 compared to $3.2 million for the nine months ended September 30, 2025.

Cost of Revenue

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	%	2026	2025	%
	(in thousands)			(in thousands)
Cost of revenue	$1,026	$1,224	-16%	$3,942	$4,377	-10%

Cost of revenue was $1.0 million for the three months ended September 30, 2026 compared to $1.2 million for the three months ended September 30, 2025, representing a decrease of $0.2 million, or 16%. The decrease was primarily driven by a $0.1 million decrease in overhead allocation costs among production sites due to changes in revenue generation, and a $0.1 million decrease in the cost of spare parts sold.

Cost of revenue was $3.9 million for the nine months ended September 30, 2026 compared to $4.4 million for the nine months ended September 30, 2025, representing a decrease of $0.5 million, or 10%. The decrease was primarily driven by a $0.8 million decrease in costs associated with cyclotron system sales, as no cyclotron system sales were recognized during the current period, partially offset by a $0.3 million net increase in overhead costs allocated to cost of revenue, primarily related to a newly operational production site that commenced commercial activities in December 2025.

Selling, General and Administrative

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	%	2026	2025	%
	(in thousands)			(in thousands)
Selling, general and administrative	$4,414	$2,504	76%	$10,629	$8,123	31%

Selling, general and administrative expenses were $4.4 million for the three months ended September 30, 2026 compared to $2.5 million for the three months ended September 30, 2025, representing an increase of $1.9 million, or 76%. The increase was primarily driven by a $0.8 million increase in professional fees, primarily corporate legal fees and consulting fees associated with operating as a public company; a $0.3 million increase in personnel-related costs and a $0.2 million increase in depreciation expense, primarily reflecting employees and assets that were redeployed from research and development activities to support our newly operational production site, the costs of which were largely not allocated to cost of revenue during the period because production volumes at the site were lower while we completed an expansion of the facility, as well as stock-based compensation for new equity awards granted in 2026; a $0.2 million increase in insurance expense, mainly associated with the new public company insurance policies obtained in connection with the Merger on April 9, 2026; and a $0.1 million increase in the provision for credit losses.

Selling, general and administrative expenses were $10.6 million for the nine months ended September 30, 2026 compared to $8.1 million for the nine months ended September 30, 2025, representing an increase of $2.5 million, or 31%. The increase was primarily driven by a $1.0 million increase in professional fees, primarily corporate legal fees and consulting fees associated with operating as a public company; a $0.6 million increase in depreciation and amortization expense, as described above; a $0.4 million increase in personnel-related costs; a $0.4 million increase in insurance expense; and a $0.3 million increase in the provision for credit losses. These increases were partially offset by a $0.3 million increase in overhead costs allocated to cost of revenue, as described above under “Cost of Revenue.”

Research and Development

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	%	2026	2025	%
	(in thousands)			(in thousands)
Research and development	$854	$1,311	-35%	$2,269	$3,956	-43%

Research and development expenses were $0.9 million for the three months ended September 30, 2026 compared to $1.3 million for the three months ended September 30, 2025, representing a decrease of $0.4 million, or 35%. The decrease was primarily driven by a $0.3 million decrease in personnel-related costs and a $0.2 million decrease in depreciation expense, reflecting the transition of certain facility-related costs and employees from research and development activities associated with alpha-emitting isotopes to the newly operational production site beginning in December 2025, as the related facility progressed toward operational readiness.

Research and development expenses were $2.3 million for the nine months ended September 30, 2026 compared to $4.0 million for the nine months ended September 30, 2025, representing a decrease of $1.7 million, or 43%. The decrease was primarily driven by a $0.9 million decrease in personnel-related costs and a $0.5 million decrease in depreciation and amortization expense, resulting from the transition described above.

Interest Income (Expense), Net

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	%	2026	2025	%
	(in thousands)			(in thousands)
Interest income (expense), net	$60	$(925)	-106%	$(254)	$(2,505)	-90%

Interest income, net was $0.1 million for the three months ended September 30, 2026, compared to interest expense, net of $0.9 million for the three months ended September 30, 2025, representing a change of $1.0 million, or 106%. The change was primarily driven by a $0.6 million decrease in interest expense and related amortization of deferred financing fees following the conversion of the convertible notes on October 31, 2025, and a $0.4 million decrease following the repayment in full of the 2023 Term Loan and promissory notes in connection with the Merger.

Interest expense, net was $0.3 million for the nine months ended September 30, 2026, compared to $2.5 million for the nine months ended September 30, 2025, representing a change of $2.2 million, or 90%. The change was primarily driven by a $1.6 million decrease in interest expense and related amortization of deferred financing fees following the conversion of the convertible notes on October 31, 2025 and a $0.7 million decrease in interest expense following the repayment in full of the 2023 Term Loan and promissory notes in connection with the Merger, which reduced interest-bearing obligations outstanding for a substantial portion of the 2026 period.

Other income (expense), net

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	%	2026	2025	%
	(in thousands)			(in thousands)
Other income (expense), net	$53	$(1,869)	-103%	$(13,575)	$(2,920)	365%

Other income (expense), net was income of $0.1 million for the three months ended September 30, 2026, compared to other expense, net of $1.9 million for the three months ended September 30, 2025, a change of $2.0 million, or 103%. The change was primarily driven by the absence of fair value remeasurement changes related to SAFE liabilities following the conversion of all outstanding SAFEs into Legacy Ionetix Series F redeemable convertible preferred stock on March 31, 2026, compared to a $1.9 million loss from changes in the fair value of SAFE liabilities during the three months ended September 30, 2025, and $0.1 million of government grant income recognized during the three months ended September 30, 2026.

Other expense, net was $13.6 million for the nine months ended September 30, 2026, compared to $2.9 million for the nine months ended September 30, 2025, an increase of $10.7 million, or 365%. The increase was primarily driven by the $10.5 million non-cash loss recognized in connection with the settlement of investor agreements, a $2.2 million upfront loss recognized in connection with the issuance of SAFEs with common stock warrant coverage, and $0.9 million write-off of unamortized debt discount and issuance costs in connection with the repayment in full of the outstanding loans and notes. These increases were partially offset by lower fair value remeasurement losses related to SAFE liabilities, which were $0.1 million for the nine months ended September 30, 2026 compared to $2.9 million for the nine months ended September 30, 2025, following the conversion of all outstanding SAFEs into Legacy Ionetix Series F redeemable convertible preferred stock on March 31, 2026.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the issuance of redeemable convertible preferred stock, SAFEs, convertible notes and short-term debt and, most recently, through the private placement financing completed in connection with the Merger (including the June 2026 subsequent closing) and the initial closing of the private placement offering of our common stock in October 2026, each as described above. Our primary requirements for liquidity and capital are to fund working capital, capital expenditures, research and development, manufacturing, sales and marketing, site deployment, commercial expansion and general corporate purposes.

We have incurred significant operating losses and negative cash flows since inception and expect to continue to incur losses for the foreseeable future. For the three and nine months ended September 30, 2026, we incurred a net loss of $4.9 million and $27.2 million, respectively. As of September 30, 2026, we had an accumulated deficit of $213.7 million and $5.6 million in cash and $0.7 million in restricted cash.

Based on our current operating plan, we believe that our existing cash, together with the proceeds from the initial closing of the private placement offering in October 2026, will not be sufficient to fund our operations for at least the next twelve months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report are issued. These conditions raise substantial doubt about our ability to continue as a going concern. To address these conditions, we intend to seek additional capital through equity or debt financings, strategic collaborations or other arrangements and, if necessary, to reduce or defer discretionary operating and capital expenditures. Our future capital requirements will depend on many factors, including the timing and extent of our research and development activities, the scale-up of manufacturing operations, the pace of commercial expansion and the timing of site deployments. There can be no assurance that additional financing will be available on favorable terms, or at all.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(13,711)	$(8,746)
Net cash used in investing activities	$(5,551)	$(2,910)
Net cash provided by financing activities	$25,093	$7,010

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $13.7 million, which resulted from a net loss of $27.2 million, adjusted for non-cash charges of $17.7 million and net cash outflows from changes in operating assets and liabilities of $4.2 million. Non-cash charges of $17.7 million primarily consisted of losses of $10.5 million recognized on the settlement of a contingent equity arrangement and a termination agreement, initial loss of $2.2 million recognized in connection with the issuance of SAFEs with common stock warrant coverage, reflecting the excess of the aggregate fair value of the instruments issued over the proceeds received, depreciation and amortization of $2.6 million, amortization and write-off of debt discount and issuance costs of $0.9 million, and stock-based compensation of $0.5 million. Cash outflows from changes in operating assets and liabilities were $4.2 million, primarily due to a decrease of $1.7 million in accounts payable reflecting the timing of payments, an increase of $1.1 million in prepaid expenses and other assets reflecting insurance premiums under new public company policies and deposits paid to a vendor for an upcoming installation, and an increase of $0.9 million in accounts receivable.

Net cash used in operating activities for the nine months ended September 30, 2025 was $8.7 million, which resulted from a net loss of $17.1 million, adjusted for non-cash charges of $6.6 million and net cash inflows from changes in operating assets and liabilities of $1.8 million. Non-cash charges of $6.6 million primarily consisted of a $2.9 million loss on the change in the fair value of SAFE liabilities, depreciation and amortization expense of $2.5 million, stock-based compensation of $0.4 million, amortization of operating lease right-of-use assets of $0.4 million, and amortization of debt discount and issuance costs of $0.4 million. Net cash inflows from changes in operating assets and liabilities of $1.8 million were primarily due to a $1.3 million increase in accrued expenses and other liabilities, primarily reflecting the timing of accruals and settlements, a $1.1 million increase in accounts payable, reflecting the timing of payments, and a $0.6 million decrease in inventory, partially offset by a $0.7 million increase in accounts receivable and a $0.4 million decrease in operating lease liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was $5.6 million and $2.9 million, respectively, and consisted primarily of purchases of property and equipment to support ongoing operational and capacity expansion.

Financing Activities

Net cash provided by financing activities was $25.1 million for the nine months ended September 30, 2026. Cash inflows consisted primarily of $28.7 million of net proceeds from the private placement financing completed in connection with the Merger, including the June 2026 subsequent closing, together with $2.4 million from the issuance of SAFEs, $0.7 million from promissory notes and $0.7 million from related party advances. These were partially offset by repayments, principally $5.7 million on the 2023 Term Loan, $1.6 million of promissory notes and $0.4 million of related party advances.

Net cash provided by financing activities was $7.0 million for the nine months ended September 30, 2025, primarily consisting of $5.4 million of proceeds from the issuance of SAFEs, $1.8 million of proceeds from related party advances and $0.4 million of proceeds from promissory notes, partially offset by $0.8 million of repayments of related party advances.

Contractual Obligations and Commitments

As of September 30, 2026, our material contractual obligations consisted primarily of operating lease commitments.

Our operating lease obligations extend beyond September 30, 2026 in accordance with the respective lease terms. As of September 30, 2026, we had aggregate future minimum operating lease commitments of $1.3 million, of which $0.5 million is payable within the next 12 months. All short-term debt obligations outstanding prior to the Merger, including accrued interest, were repaid in full in connection with the closing of the Merger.

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

There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Current Report on Form 8-K filed with the SEC on April 16, 2026, as amended, except for the addition of our accounting policy for government grants, as described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Other than the ongoing enhancement of our internal control over financial reporting described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Summary

●	We have incurred losses since inception, and may continue to incur losses for the foreseeable future, which raises substantial doubt about our ability to achieve or sustain profitability.

●	We will require additional capital to fund our operations, and such financing may not be available on acceptable terms, if at all.

●	Our auditor’s report includes a “going concern” explanatory paragraph.

●	If we incur indebtedness under future credit facilities, the associated covenants and repayment obligations could restrict our operations and adversely affect our financial condition.

●	We operate in a highly competitive market for the manufacturing and sale of radioactive isotopes, and we may be unable to compete effectively against companies with greater resources, more established commercial infrastructure, or more advanced technologies.

●	We rely on a limited supply of key raw materials, and any disruption in the availability or cost of these materials could adversely affect our development and commercialization activities.

●	We depend on a limited number of customers and potential customers to utilize our diagnostic products, which may constrain commercial opportunities, and our revenue and receivables are concentrated in these customers.

●	We have only recently started selling therapeutic radioisotopes, and we depend on a limited number of pharmaceutical company customers to utilize our therapeutic radioisotopes. Our revenue from therapeutic isotope sales is subject to risks arising from the early-stage development status of our customers’ radiotherapeutic product candidates.

●	Our growth depends on the continued growth and development of the markets for radiodiagnostic and radiotherapeutic products, and if these markets fail to grow as expected, our business and prospects could be materially adversely affected.

●	Some of our technologies, products, or product candidates are unproven and may not perform as expected or achieve market acceptance.

●	Uncertainty regarding healthcare reimbursement and healthcare reform initiatives could adversely affect our ability to commercialize our products and achieve profitability.

●	Our business is subject to extensive and evolving regulation, and failure to obtain or maintain required approvals, licenses, or permits could delay or prevent commercialization.

●	Changes in laws, regulations, or regulatory interpretation could limit our markets, increase our costs or restrict our operations.

●	Our pharmaceutical company customers must conduct clinical trials of their radiotherapeutic products, which are costly, time-consuming, and subject to delay, suspension, or failure.

●	Adverse events or safety concerns could delay or prevent regulatory approval or limit commercial adoption.

●	We may incur substantial product liability or indemnification claims related to the use of our products.

●	We rely on third parties for manufacturing, supply, and other critical services, and disruptions could adversely affect our operations.

●	The short half-life and time-sensitive nature of delivery of radioactive isotopes used in our business create unique manufacturing, logistics, and operational risks.

●	We may face risks related to quality control, compliance with manufacturing standards, and product recalls.

●	We may not be able to successfully scale production of any of our cyclotrons.

●	We depend on our ability to protect and defend our intellectual property rights, and we may not be able to do so.

●	Cybersecurity breaches or information technology disruptions could result in significant costs and materially impact our financial results.

●	Our ability to rely on global supply chains for source components and/or raw materials may be impacted by tariffs, trade disputes, or other changes in trade policy or trade regulation.

●	Our business is highly dependent on the continued service of certain members of our senior management.

●	Our success depends on our ability to attract, retain, and motivate key personnel.

●	Being a public company can be administratively burdensome and will significantly increase our legal and financial compliance costs.

●	Our management as a group has limited experience operating a publicly traded company.

●	If we fail to maintain effective internal control over financial reporting, investor confidence could be harmed.

●	Because there is currently no established market for our common stock, stockholders may not be able to sell their shares when or at prices they want.

●	Our common stock may not be eligible for listing or quotation on any securities exchange or over-the-counter trading system.

●	Because the Merger was a reverse merger, we may not be able to attract the attention of major brokerage firms.

●	We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

●	Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our business, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

●	We do not intend to pay dividends for the foreseeable future.

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

If our operations continue to grow, of which there can be no assurance, we will need to continue to expand our sales and marketing, research and development, commercial strategy, permitting and licensing, products and services, and manufacturing, supply, and operations functions. These efforts will require us to invest significant financial and other resources. There is no guarantee that we will be able to scale our business as currently planned or within the planned timeframe. The continued expansion of our business may in the future require additional operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations for such facilities if needed. Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, delays in production, challenges in scaling-up operations, and difficulty sourcing adequate raw materials, such as the radium-226 (“Ra-226”) we use to produce Ac-225. These difficulties may divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs could result in decreased margins, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our auditor’s report includes a “going concern” explanatory paragraph.

Our recurring losses from operations and financial condition raise substantial doubt about our ability to continue as a going concern. In our consolidated financial statements for the years ended December 31, 2025 and 2024, we concluded that our recurring losses from operations and need for additional financing to fund future operations raise substantial doubt about our ability to continue as a going concern. Similarly, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2025 with respect to this uncertainty. In addition, in the condensed consolidated financial statements included in this Quarterly Report, we have concluded that these conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will require us to obtain additional funding. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, limit, reduce or terminate our product development or future commercialization efforts for one or more of our products, or may be forced to reduce or terminate our operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors and other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

If we incur indebtedness under future credit facilities, the associated covenants and repayment obligations could restrict our operations and adversely affect our financial condition.

We do not currently have any outstanding borrowings, but we may in the future obtain credit facilities or other forms of indebtedness to finance our operations, capital expenditures, or strategic initiatives. Any such indebtedness may be secured by substantially all of our assets and subject us to operating and financial covenants, including requirements to maintain certain financial ratios or to comply with other obligations that may limit our operational flexibility. If we breach any of these covenants or are otherwise unable to comply with the terms of our debt instruments, the lenders could declare a default, accelerate repayment of outstanding amounts, foreclose on collateral, or exercise other remedies, which could, in turn, force us to curtail or cease operations, sell assets on unfavorable terms, or seek additional capital on terms that may be dilutive or otherwise disadvantageous to our stockholders. Even if we remain in compliance, servicing debt may limit the cash flow available for other purposes, including funding our research and development, capital expenditures, and working capital needs.

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

In the market for therapeutic alpha-emitting isotopes, we face competition from both domestic and international producers of Ac-225 and At-211. In the United States, Ac-225 has historically been supplied through the U.S. Department of Energy (“DoE”) and companies obtaining isotopes from the DoE, including TerraPower and Cardinal Health, though that supply is constrained by the DoE’s finite inventory of Thorium-229 (“Th-229”). Other domestic commercial producers of Ac-225 include Niowave, SpectronRx, and Northstar Medical Radioisotopes. In Europe, PanTera in Belgium and AlfaRim in the Netherlands, as well as ITM Radiopharma and Eckert & Ziegler in Germany, have also announced plans to produce Ac-225, which could result in increased global supply and competitive pressure on pricing or market share. For At-211, while we are currently the only commercial supplier in the United States, Nusano has announced plans to enter the U.S. At-211 market and Telix Pharmaceuticals has announced plans, together with Ekalia (a joint venture of IBA and Framatome), to establish U.S. At-211 production capacity that is expected to also support third-party programs, and internationally, commercial At-211 is already available in Denmark, Germany, France, and Japan, and IBA has announced production plans for Europe. As domestic and international commercial production of At-211 matures, we may face significant competition that could reduce our ability to capture, or retain, the market share that we are currently seeking to establish.

Our competitive position is based in part on our proprietary superconducting cyclotron technology, which allows for a smaller production footprint and potentially faster, more cost-effective deployment compared to conventional cyclotron technologies. However, our cyclotrons generally produce less activity per hour than certain conventional cyclotrons, such as certain cyclotrons manufactured by GE Healthcare, which we believe limits their suitability for serving remote sites requiring large quantities of activity. If competitors develop or deploy technologies that are more productive, more cost-efficient, or more broadly deployable than ours, or if they are able to produce isotopes at lower cost or in greater volume, our competitive advantages could be diminished or eliminated. Additionally, our primary patent covering our superconducting cyclotron technology is set to expire in 2031, which could permit competitors to use similar technology thereafter and could further erode our competitive position. In addition, we do not have exclusive rights to superconducting cyclotron technology generally, and other companies, including IBA, manufacture superconducting cyclotrons. The cyclotron we use to produce Ac-225 is not a superconducting cyclotron and was purchased from a third-party manufacturer, and comparable systems are commercially available to our competitors. As a result, our competitive position in the production of Ac-225 depends significantly on our know-how, including with respect to beam transport, target design and radiation safety, rather than on the cyclotron itself.

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

Our business model depends on reliable access to key raw materials such as Ra-226. We currently purchase Ra-226 outright, but also obtain it from a third-party supplier pursuant to a tiered revenue-sharing arrangement under an agreement that has an initial term of three years and may be renewed annually by mutual agreement. Global supply of Ra-226 is limited and concentrated among a small number of suppliers, and there is no well-established commercial market or spot pricing for this material. These materials can be difficult and costly to procure, are subject to long lead times and regulatory and safety requirements, and, in some cases, are not widely available.

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

In addition, a significant portion of our revenues and accounts receivable are concentrated in a small number of customers. For the nine months ended September 30, 2026, five customers accounted for 95% of our total revenue, with our largest customer representing 33% of our total revenue, while for the year ended December 31, 2025, five customers accounted for 99% of our total revenue, with our largest customer representing 29% of our total revenue. We have also occasionally provided financing or extended payment terms to certain customers, including loans to significant customers that were not repaid at maturity. If one or more of our key customers reduces or delays purchases of our products or services, fails to meet its payment obligations when due, experiences financial difficulties, or otherwise changes its purchasing patterns, our revenue, cash flows, and results of operations could be materially and adversely affected. Because our customer base is concentrated, any such event could have a disproportionate impact on us, and it may be difficult or time-consuming for us to replace lost business with other customers on acceptable terms, or at all.

We have only recently started selling therapeutic radioisotopes, and we depend on a limited number of pharmaceutical company customers to utilize our therapeutic radioisotopes. Our revenue from therapeutic isotope sales is subject to risks arising from the early-stage development status of our customers’ radiotherapeutic product candidates.

We started sales of therapeutic radioisotopes in late 2025, and we expect to sell our therapeutic radioisotopes, including Ac-225 and At-211, primarily to a limited number of pharmaceutical companies that are engaged in the development and clinical testing of radiotherapeutic product candidates. Our ability to generate revenue from therapeutic isotope sales is therefore dependent in significant part on the continued progress of our customers’ drug development programs, over which we have no control and into which we have limited visibility. Because most of the clinical trials that utilize or depend on our radioisotopes are designed, sponsored, and controlled by our pharmaceutical company customers, we generally do not control key aspects of such trials, including study design, timelines, enrollment strategies, site selection, and interactions with regulatory authorities. We may receive information on delays, protocol changes, or safety concerns only after our customers or collaborators have already made decisions that affect the pace or direction of development. As a result, it is difficult for us to predict or model the timing, likelihood, or scope of clinical success for programs that rely on our therapeutic isotopes, and negative or unexpected developments in those trials could occur without advance notice to us.

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

PET imaging is gaining traction in oncology and other high-value clinical applications, driven by tracer innovation, theranostics, and the integration of imaging with treatment planning. Specific segments of the PET imaging market, such as PSMA PET tracers and Alzheimer’s disease PET imaging, have been projected by third-party industry analysts to grow substantially in the coming years. However, these projections are based on assumptions that may prove to be incorrect, and actual growth in the PET imaging market may be slower, more limited in scope, or concentrated in segments in which we do not have a competitive presence. If PET imaging does not achieve the level of adoption anticipated, or if reimbursement for PET imaging procedures is reduced or restricted, demand for our diagnostic isotope products could be materially lower than we expect.

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

Our assumptions and the data underlying our – or our pharmaceutical company customers’ – market estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of our models or those of our pharmaceutical company customers. As a result, our estimates of the market potential for our products, as well as the expected growth rate for our revenues, may prove to be incorrect.

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

Additionally, the NRC or Agreement States may determine that the Merger or a future reorganization constitutes a change of control requiring prior regulatory approval, and obtaining such approval could impose additional costs, timing delays, or operational restrictions. Because our operations depend on maintaining and expanding NRC and Agreement State licenses, any delay or denial of required approvals could directly limit our ability to produce or supply isotopes at clinical or commercial scale.

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

Changes in laws, regulations, or regulatory interpretation could limit our markets, increase our costs or restrict our operations.

Laws and regulations applicable to our business may change, and regulatory agencies may adopt new policies, interpretations, or enforcement priorities. Compliance with new or amended laws or regulations could require us to modify our operations, incur substantial additional costs, or delay development or commercialization efforts.

Changes in laws, the imposition of new or additional regulations, or the enactment of any new or more stringent legislation that impacts our business could require us to change the way our products are used or the way we operate and could have a material adverse effect on our sales, profitability, cash flows, and financial condition, and lead to regulatory delays that could impact our ability to obtain licenses, certificates, authorizations, permits, and other types of regulatory approvals.

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

Any such change thus carries the possibility of reducing demand for our – or our pharmaceutical company customers’ – products and services or increasing our costs of operations, which could have a negative impact on our financial position, results of operations, or cash flows, but we cannot reasonably or reliably estimate whether such changes will occur, when they will occur, or if they will impact us. We may not be able to anticipate such changes or the impact of such changes.

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

Our business depends on the successful pursuit of clinical trials by our pharmaceutical company customers. Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including the following:

●	delays in or failure to obtain regulatory authorization to commence a clinical trial;

●	delays in or failure to reach agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	difficulty in recruiting clinical trial investigators of appropriate competencies and experience;

●	delays in establishing the appropriate dosage levels in clinical trials;

●	delays in or failure to recruit and enroll suitable patients to participate in a clinical trial, as well as inclusion and exclusion criteria and patients’ prior lines of therapy and treatment;

●	lower than anticipated retention rates of patients in clinical trials;

●	failure to have patients complete a trial or return for post-treatment follow-up;

●	clinical sites deviating from trial protocol or dropping out of a clinical trial;

●	patient adverse events or safety concerns;

●	delays adding new investigators or clinical trial sites;

●	third-party research contractors failing to comply with regulatory requirements or meet their contractual obligations to our customers in a timely manner, or at all;

●	changes in regulatory requirements, policies, and guidelines;

●	delivery of sufficient quantities of a product candidate for use in clinical trials;

●	competing clinical trials for the given indication and patient population;

●	the quality or stability of a product candidate falling below acceptable standards;

●	CDMO manufacturing or other supply chain constraints;

●	changes in the treatment landscape for our target indications in oncology that may make any of our current or future product candidates no longer relevant;

●	third-party actions claiming infringement by product candidates in clinical trials outside the United States and obtaining injunctions; and

●	business interruptions resulting from geo-political actions, including war and terrorism, import/export restrictions or changes to taxes and tariffs, natural disasters including earthquakes, typhoons, floods, and wildfires, or disease.

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

Many of the radioactive isotopes and radiopharmaceutical products we produce have short physical half-lives and limited usable shelf lives. As a result, we must produce, process, and deliver such materials and products within tight time windows and under strict quality, safety, and regulatory requirements. Any delay or failure in manufacturing, dose preparation, release testing, packaging, or transportation may render a given batch unusable or result in missed deliveries or losses. These constraints can increase waste, raise per-dose costs, and reduce effective capacity. They also make our operations more susceptible to outages or disruptions at any point in the production and distribution chain. If we or our logistics providers are unable to consistently meet these time-critical requirements, our reputation could be harmed, our relationships with customers and collaborators could be adversely affected, and our business and prospects could be materially adversely impacted.

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

If we cannot increase production of our cyclotrons, we may be unable to meet our revenue goals. Supply shortages for raw materials and/or the specialized components we require may constrain our production capabilities. Moreover, there are risks associated with scaling isotope production itself, including: (i) access to requisite raw materials; (ii) radiation safety restrictions; (iii) reliability issues; and (iv) lack of experienced staff, which may restrict our ability to produce isotopes for our customers.

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

We rely upon unpatented trade secret protection and unpatented know-how, including cyclotron and magnet modeling, system cooling, radiation safety analysis, radiochemistry expertise, and systems engineering, as well as continuing technological innovation to develop our business and competitive position.

Trade secrets are difficult to protect. Trade secret protection, unlike patent protection, does not prevent others from independently developing or lawfully reverse engineering the same or similar know-how. If a competitor or other third party lawfully obtains or independently develops processes similar to ours, including with respect to cyclotron and magnetic modeling and system cooling, we would have no right to stop them, or anyone they share the information with, from using it to compete with us. Many of our competitors and potential competitors, including large multinational healthcare and radiopharmaceutical companies, government-affiliated entities and academic institutions, have significantly greater resources than we do. They may be able to invest heavily in research and development aimed at matching or exceeding our capabilities.

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

We face risks related to geopolitical events, international hostility, epidemics, outbreaks, and other macroeconomic events that are outside of our control. The occurrence of certain geopolitical events, including, but not limited to, those arising from terrorist activity, international hostility, public health crises, and the economic impact of global trade tensions, could significantly disrupt our business and operational plans, and adversely affect our results of operations, cash flows, financial condition, and liquidity. For instance, the ongoing conflicts in the Middle East and between Russia and Ukraine have caused and may continue to cause geopolitical instability and have adverse effects on the global economy, supply chains, and specific markets and industries. Although we are not able to enumerate all potential risks to our business resulting from these and other similar events, we believe that such risks include, without limitation, the following:

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

Our results of operations could be materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, fluctuations in interest rates, fluctuations in exchange rates, availability of capital, energy and commodity prices, trade laws, and the effects of governmental initiatives to manage economic conditions. Our business model is dependent on government entities and companies around the world adopting and entering into contracts for the implementation of our technologies and services. Adverse national and international economic conditions may reduce the future availability of funding counterparties have to spend on our services, which would negatively impact our revenues and our ability to commercialize our operations. Such conditions could also make it difficult or impossible for us to secure financing on acceptable terms or at all, and could materially increase the cost of our operations. Our cost estimates and assumptions are also sensitive to macroeconomic factors, and their accuracy could likely be impacted by unanticipated changes in such factors. It is not possible to accurately predict all of the potential adverse impacts on our business, if any, or how current and future economic conditions will affect our financial condition, operating results, and cash flow. Any of these macroeconomic conditions could negatively impact our strategic partners, suppliers, customers, and the industry as a whole, as well, which could then materially affect our business, financial condition, and results of operations.

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

The costs of preparing and filing annual and quarterly reports, proxy statements, and other information with the SEC and furnishing audited reports to stockholders are expensive and much greater than those of a privately-held company, and compliance with these rules and regulations will require us to hire additional financial reporting, internal controls, and other finance personnel, and will involve a material increase in regulatory, legal, and accounting expenses and the attention of the Board and management. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of the Board.

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

We do not currently meet the initial quantitative listing standards of any national securities exchange or over-the-counter trading system. We can make no assurance that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial listing standards, that we will be able to maintain any such listing. Further, the national securities exchanges have adopted so-called “seasoning” rules that will require that we meet certain requirements, including prescribed periods of time trading over-the-counter and minimum filings of periodic reports with the SEC, before we are eligible to apply for listing on such national securities exchanges. We intend to contact an authorized market maker for an over-the-counter quotation system for sponsorship of our common stock, but we cannot guarantee that such sponsorship will be approved and our common stock listed and quoted for sale.

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

The trading price of our securities may be highly volatile due to factors beyond our control. Such volatility could result in significant losses for investors. The quotation systems, including the OTCQB, or stock exchanges, including Nasdaq, on which our common stock may be quoted or on which our common stock may be listed in the future have from time to time experienced significant price and volume fluctuations. Even if an active, liquid, and orderly trading market develops and is sustained for our common stock following the Merger, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, stockholders may be unable to resell their shares at or above the market price of our common stock as of the date of the consummation of the Merger.

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

Because the Merger was a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist as a result of our becoming a public reporting company through a “reverse merger.” Securities analysts and brokerage firms may be less likely to provide coverage of, or recommend investment in, our common stock and business because we became a public reporting operating company through a reverse merger. As a result, we cannot assure our stockholders that analyst coverage or investment recommendations will be available in the future.

If we do not establish and maintain effective internal controls and disclosure controls following the Merger, we risk impairing our ability to produce timely, accurate financial statements and comply with laws, which could result in material misstatements.

Following the consummation of the Merger, we became a publicly reporting company and are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on our annual report on Form 10-K. Effective internal control over financial reporting is necessary for reliable financial reports and, together with adequate disclosure controls and procedures, such internal controls are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could have a negative effect on the trading price of our common stock.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a “smaller reporting company” even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. Significant litigation costs could impact our ability to comply with certain financial covenants under any credit agreement we may enter into in the future. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs, or damage awards that could have a material impact on our financial position, results of operations, and cash flows.

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

Our restated certificate of incorporation and our amended and restated bylaws that became effective upon completion of the Merger contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of the Board or take other corporate actions, including effecting changes in our management. These provisions:

●	establish a classified board of directors so that not all members of our board are elected at one time;

●	permit the board of directors to establish the number of directors and, unless the Board determines otherwise by resolution, to fill vacancies on the Board;

●	provide that directors may only be removed “for cause” and only by the affirmative vote of the holders of at least two-thirds (2/3) of the voting power;

●	require the affirmative vote of the holders of at least two-thirds (2/3) of the voting power to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;

●	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;

●	eliminate the ability of our stockholders to call special meetings of stockholders;

●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	prohibit cumulative voting; and

●	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (“DGCL”), our restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended September 30, 2026, the Company issued 41,473 shares of common stock upon the cash exercise of outstanding warrants at an exercise price of $0.02 per share, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On October 26, 2026, the Company issued and sold an aggregate of 212,121 shares of common stock to accredited investors in a private placement at a purchase price of $3.30 per share, for aggregate gross proceeds of approximately $0.7 million. Network 1 Financial Securities, Inc. acted as placement agent and received a cash fee equal to 8% of the gross proceeds, or $56,000, and warrants to purchase 16,970 shares of common stock at an exercise price of $3.30 per share with a five-year term. The shares and warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The exhibits listed in the following Exhibit Index are filed or furnished as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
10.1	Triple Net Lease Agreement, dated as of July 31, 2026, by and between Sonya Silverstein Rothstein, Julie M. Rothstein, Amy L. Rothstein and Susan H. Rothstein-Youakim, as co-trustees of the Sonya S. Rothstein Trust under agreement dated July 30, 2025, and Ionetix Radioisotopes, Inc. (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 filed with the SEC on August 7, 2026)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IONETIX CORPORATION

Date: November 13, 2026	By:	/s/ Kevin Cameron
Kevin Cameron
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Phieu Phun
Phieu Phun
Chief Financial Officer
(Principal Financial and Accounting Officer)